Form 10QSB
period 2003-09-30
KH FUNDING CO
filed 2003-11-14
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number 0-

KH FUNDING COMPANY

(Exact name of small business issuer as specified in its charter)

Maryland	6162	52-1886133
(state or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

10801 Lockwood Drive, Suite 370

Silver Spring, Maryland 20901

(301) 592-8100

(address and telephone number of principal executive office)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of November 1, 2003
Common Stock, $0.01 par value per share	1,987,366

Transitional Small Business Disclosure Format (Check One);

YES  ☐    NO  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

KH FUNDING COMPANY

BALANCE SHEETS

	September 30, 2003	September 30, 2002
	(unaudited)
Assets
Notes Receivable—Held for Yield	$15,511,137	$15,830,293
Accrued Interest Receivable	421,388	279,611
Cash	2,186,080	1,574,426
Prepaid Expenses	294,125	166,675
Other Receivables	76,099	105,038
Investments:
Marketable securities	1,325,552	797,505
Other	191,872	58,000
Property and Equipment—Net	42,943	56,684
Real Estate Owned:
Rental Property	1,004,738	1,011,424
Held for Resale	55,267	—
Other Assets	8,552	10,552

Total Assets	$21,117,753	$19,890,208

Liabilities and Stockholders’ Equity

Liabilities
Participation Loans	$824,305	$1,077,730
Notes and Accrued Interest Payable	19,470,550	17,482,519
Borrowings	—	333,877
Accounts Payable and Accrued Payroll Liabilities	4,397	8,764
Escrows	21,202	16,261

Total Liabilities	20,320,454	18,919,151

Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 1,987,366 shares and 1,992,506 shares, respectively, issued and outstanding; $0.01 par value)	19,851	19,925
Paid-in-Capital	1,181,905	1,432,546
Accumulated Deficit	(239,716)	(292,066)
Less Subscription and Note Receivable	(185,450)	(185,450)
Cumulative other comprehensive income	20,709	(3,898)

Total Stockholders’ Equity	797,299	971,057

Total Liabilities and Stockholders’ Equity	$21,117,753	$19,890,208

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Interest Income
Interest and Fees on Loans	$462,936	$418,152	$1,410,039	$1,247,809
Interest on Bank Accounts	2,229	7,933	5,577	12,950
Interest on Investments—Marketable Securities	18,525	—	49,864	—

Other Interest	32,183	4,162	38,674	10,653

Total Interest Income	515,873	430,247	1,504,154	1,271,412

Interest Expense
Interest and Fees on Borrowing	276,046	265,452	853,307	755,641
Interest on Participation	19,453	32,141	73,565	80,664

Total Interest Expense	295,499	297,593	926,872	836,305

Net Interest Income	220,374	132,654	577,282	435,107

Provision for Loan Losses	60,000	16,000	132,000	72,000

Net Interest Income after Provision for Loan Loss	160,374	116,654	445,282	363,107

Non-interest Income
Rental Income	17,853	13,856	56,280	41,336
Other	1,878	293	8,075	959

Total Non-Interest Income	19,731	(14,149)	64,355	42,295

Non-interest Expense
Payroll	64,802	56,715	187,234	175,135
Insurance	13,607	21,257	37,928	44,916
Depreciation	12,674	11,551	38,025	31,608
Rent	10,158	9,693	30,475	29,019
Legal and Accounting	14,875	10,270	44,168	27,106
Bank Charges	5,618	3,837	17,075	12,550
Other	41,546	27,916	102,382	81,399

Total Non-Interest Expense	163,280	141,239	457,287	401,733

Net Income (Loss)	$16,825	$(10,436)	$52,350	$3,669

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Change in Market Value	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001, as restated	1,811,625	$18,117	$1,268,587	$(321,142)	$(185,450)	$—	$780,112
Additional Stock Issued	180,881	1,808	450,053	—	—	—	451,861
Dividend Declared	—	—	(286,094)	—	—	—	(286,094)

Comprehensive Income:
Net Income for the Year Ended December 31, 2002				29,076	—	—	29,076
Change in market Value				—	—	(3,898)	(3,898)

Total Comprehensive Income, 2002							25,178

Balance at December 31, 2002	1,992,506	19,925	1,432,546	(292,066)	(185,450)	(3,898)	971,057
Additional Stock Issued	2,660	27	5,013				5,040
Stock Redeemed	(10,100)	(101)	(23,539)				(23,640)
Dividend Declared			(232,115)				(232,115)
Comprehensive Income:
Net Income for the Nine months Ended September 30, 2003				52,350			52,350
Change in Market Value						24,607	24,607

Total Comprehensive Income, Nine months Ended September 30, 2003							76,957

Balance at September 30, 2003 (unaudited)	1,985,066	$19,851	$1,181,905	$(239,716)	$(185,450)	$20,709	$797,299

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003	2002
	(unaudited)
Increase (Decrease) in Cash

Cash Flows from Operating Activities
Interest Received from Borrower	$1,213,140	$1,125,995
Other Receipts	117,279	18,308
Interest Paid on Notes	(509,988)	(474,396)
Paid-for Goods and Services	(550,751)	(427,467)

Net Cash Provided by Operating Activities	269,680	242,170

Cash Flows from Investing Activities
Principal Repayments from Borrowers	4,830,365	2,245,870
Loans Made to Borrowers	(4,593,624)	(4,177,895)
Purchase (Sale) of Property and Equipment	(2,043)	(4,223)
Payments for Other Receivables	28,939	82,111
Payments on Other Real Estate Owned	(16,250)	234,258
Other Assets	2,000	(2,000)
Purchase of marketable securities and other investments	(637,312)	(25,000)

Net Cash Used in Investing Activities	(387,925)	(1,646,879)

Cash Flows from Financing Activities
Proceeds (Redemption) of Common Stock	(18,600)	451,861
Proceeds from Investors’ Notes	16,880,241	15,331,566
Increase (Decrease) in Escrow	(2,902)	(7,687)
Principal Payments on Investor Notes	(15,309,422)	(12,630,591)
Increase (Decrease) in Participation Loans	(253,425)	301,469
Increase (Decrease) in Borrowings	(333,877)	(40,270)
Payment of Dividends	(232,116)	(211,188)

Net Cash Provided by Financing Activities	729,899	3,195,160

Net Increase in Cash	611,654	1,790,451
Cash Balance, beginning of interim period	1,574,426	357,957

Cash Balance, end of interim period	$2,186,080	$2,148,408

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS

(Continued)

	For the Nine Months Ended September 30,
	2003	2002
	(unaudited)
Reconciliation of Net Income (Loss) to Net Cash from Operating Activities
Net Income (Loss)	$52,350	$3,669
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities
Depreciation	38,025	31,608
Accretion of Interest on Note	3,011	2,500
Gain (Loss) on Disposition of Fixed Assets	—	(21,912)
(Increase) Decrease in Prepaid Expenses	(127,450)	(51,243)
Loan Loss Reserve Expense	132,000	72,000
Increase (Decrease) in Interest Receivable (included in Notes Receivable)	(196,899)	(121,814)
Recovery of prior write-off	4,815	4,956
Increase in Interest Payable (included in Notes Payable)	414,201	359,409
(Decrease) Increase in Accounts Payable and Accrued Payroll Liabilities	(4,367)	(6,099)
Change in Accrued Late Charges	(9,811)	(4,388)
Amortization of points/fees	(36,195)	(26,516)

Net Cash Provided by Operating Activities	$269,680	$242,170

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

The financial statements for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements contained in Form SB-2 of KH Funding Company (the “Company”) filed on October 28, 2003 (and effective on November 3, 2003) with the Securities and Exchange Commission.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 28, 2003 and declared effective November 3, 2003.

NOTE B—ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan loss is as follows:

	Nine Month Period Ended September 30,
	2003 (unaudited)	2002 (unaudited)
Beginning balance	$175,899	$170,803
Additions charged to expenses	132,000	72,000
Write-off of loans	(89,880)	(98,003)
Recovery of prior write-offs	4,815	—

	$228,833	$144,800

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

The following information is presented as of:

	December 31, 2002	September 30, 2003 (unaudited)
Total recorded investment in impaired loans at the end of the period	$193,305	$756,235
Amount of that recorded investment for which there is a related allowance for credit losses	$131,518	$154,866
Amount of related allowance for credit losses associated with such investment	$127,232	$100,704
Amount of that recorded investment for which there is no related allowance for credit losses	$61,877	$601,369

The following average information is presented for the year and periods ended:

	12/31/02	09/30/03 (unaudited)	09/30/02 (unaudited)
The average recorded investment in impaired loans during the period.	$268,780	$168,743	$185,874
The related amount of interest income recognized within that period when the loans were impaired.	$—	$—	$—
The amount of income recognized using a cash basis during the time within that period that the loan was impaired.	$—	$—	$—

NOTE C—INVESTMENTS

Marketable securities consists of the following at the periods indicated:

	September 30, 2003 (unaudited)
	Cost	Market	Unrealized Gain
Corporate Bonds	$1,251,738	$1,272,447	$20,709
Money Market Fund	36,253	36,253	—
Accrued Interest-Corporate Bonds	16,852	16,852	—

	$1,304,843	$1,325,552	$20,709

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

NOTE D—OTHER RECEIVABLES

Other receivables consists of the following as of September 30, 2003:

Interest receivable on Subscription and Note Receivable	$53,553
Advance on contract services	28,064
Short term note receivable-sale of foreclosure property	29,800
Short term note receivable—employee	100
Other accounts receivable	6,762
Pending Transfer	(42,180)

$76,099

NOTE E—RELATED PARTY TRANSACTIONS

The Company engaged in the following related party transactions:

Included in notes receivable at December 31, 2002, are six notes totaling $822,727, and 6 notes totaling $817,700 as of September 30, 2003, from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2002, are 51 notes totaling $6,163,393, and 48 notes totaling $5,605,245 as of September 30, 2003, which are held by stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

NOTE F—SUBSEQUENT MATERIAL EVENTS

On November 3, 2003, our registration statement on Form SB-2 (333- 106501) was declared effective by the U.S. Securities and Exchange Commission. We registered $30,000,000 of Series 3 Senior Secured Investment Debt Securities and $10,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation and other sections contain forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects”, “anticipates”, “plans”, “believes”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

KH Funding Company conducts both mortgage and investment banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second trust residential loans nationwide from other lenders and banks.

Our net income depends largely upon our net interest income, which is the difference between interest income from loans and investments, referred to as interest-earning assets, and interest expense on investor notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income may be affected by general economic conditions, policies established by regulatory authorities and competition.

Recent Developments

Initial Public Offering. On November 3, 2003, our registration statement on Form SB-2 (333- 106501) was declared effective by the U.S. Securities and Exchange Commission. We registered $30,000,000 of Series 3 Senior Secured Investment Debt Securities and $10,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. We do not expect any trading market to develop for the Notes. The offering is not underwritten and the Notes will be sold on a best efforts basis, with no broker dealers involved in the sale of the Notes. The Notes will only be offered by Mr. Robert L. Harris, our President and Chief Executive Officer, who will not be compensated for such services. The offering will terminate one year after the effective date of the prospectus.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Assets. Total assets increased $1.23 million, from $19.89 million at December 31, 2002 to $21.12 million at September 30, 2003. The size of our loan portfolio was mostly unchanged at the beginning and end of the period, but during the nine months $4.83 million in loans were acquired and $4.59 million were paid off. Approximately half of the $1.23 million increase was in cash, and approximately half in bonds.

Liabilities. Total liabilities increased $1.40 million, from $18.92 million at December 31, 2002 to $20.32 million at September 30, 2003. The increase was in notes payable to investors, which increased from $17.48 million at December 31, 2002 to $19.47 million at September 30, 2003, and an increase in participation loans from $1.08 million to $1.72 million.

Equity. Total stockholders’ equity decreased from $971,057 at December 31, 2002 to $797,299 at September 30, 2003. The decrease was due primarily to the payment of dividends in excess of profits during the period.

Delinquent Loans. We sometimes make what are known as “hard collateral” loans, or loans based largely on collateral value, where the value of the collateral is below 70% of the loan amount. As of September 30, 2003 we had twenty-one loans on our books that were more than 90 days late but are still accruing interest. The total amount due on these loans was $2,108,448. Eleven of the loans, owing $1,913,683 are hard collateral first trust loans on which we do not expect to lose any significant amount, and the other ten loans are paying currently or we anticipate that they will be doing so shortly. For these loans we feel justified in continuing to accrue interest because we believe we will be paid in full. These loans are monitored more closely for trouble than any other loans in our portfolio.

Non-accrual Loans. As of September 30, 2003, there were 21 loans more than ninety days delinquent in non-accrual status with a value of $756,234. The bulk of these loans are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect to lose significant sums. We have a general reserve of $94,131, as part of our total reserve of $228,833.

Comparison of Operating Results for Nine Months Ended September 30, 2003 and 2002

The average yield earned on loans receivable was 10.69% for the nine months ended September 30, 2003, and 11.20% for the nine months ended September 30, 2002. The decrease was due mainly to borrowers paying off some of the higher interest rate loans. The average rate paid on investor accounts declined to 5.99% in the nine months ended September 30, 2003 from 6.44% in the nine months ended September 30, 2002, due primarily to rollover by investors of maturing higher interest rate notes. Overall, the net margin on interest declined to 4.70% for the nine months ended September 30, 2003, from 4.76% for the nine months ended September 30, 2002. The net margin is at note rates and excludes fee income and expense.

Net Income. Net income for the nine months ended September 30, 2003 was $52,350, compared to $3,669 for the nine months ended September 30, 2002. This increase was realized by an improvement in all components of net income. Higher interest earnings relative to interest cost, improved non-interest income, and modest increases in expenses with no one expense item being significantly higher than in the prior year period.

Interest Income. Total interest income was $1,504,154 for the nine months ended September 30, 2003, compared to $1,271,412 for the same period in 2002. The additional income resulted from growth in the average amount of interest-earning assets between the two periods. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $926,872 for the nine months ended September 30, 2003, and $836,305 for the same period in 2002. The additional expense resulted from an increase in investor accounts and loan participations, which are treated as financings, and the accompanying interest expense for the participants’ share. The interest expense includes fees paid for loan purchases.

Provision for Loan Losses. We added $132,000 to our reserve for loan losses during the nine months ended September 30, 2003, compared to $72,000 for the nine months ended September 30, 2002. This increased the reserve to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $56,280 during the nine months ended September 30, 2003 and $41,336 for the same period in 2002. The majority of which was from rental income from real estate owned.

Non-Interest (Operating) Expense. We experienced an increase in non-interest expense to $457,287 for the nine months ended September 30, 2003 from $401,733 for the nine months ended September 30, 2002. The majority of the increase was for labor, outside services and depreciation.

Income Taxes. KH Funding Company is a Subchapter S corporation under the Internal Revenue code and accordingly no items appear for income taxes.

Liquidity and Capital Resources

KH Funding Company’s primary sources of capital are the proceeds from the sale of securities to investors, principal and interest payments on loans, sales of participation interests in loans and rental income. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our One Day Demand Notes cause a lot of turnover in our cash positions.

The table below illustrates the Sales of Notes versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
1998	$5,300,897	$1,431,853	27.01%
1999	$7,376,780	$5,455,205	73.95%
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%

During the past few years, the combination of generally low interest rates on deposit products at commercial banks, the poor performance of the stock market and increasing referrals from customers have positioned KH Funding to experience solid growth in the number of new investors attracted to its investment products. Based on its monitoring of historic trends and its current pricing strategy for investor accounts, management believes KH Funding Company will retain a large portion of its existing investors and will experience a significant increase of funds from new investors in the future.

Redemption of Notes Payable. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a note, the funds for redemption are immediately available. Of course, part of our investment strategy is to invest funds that will be invested with us for a longer period into higher yielding, slightly less liquid investments, such as bonds; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. For example, at September 30, 2003 we had outstanding, $2.9 million of one-day demand notes and $3.5 million in cash and cash equivalents. At December 31, 2002 we had outstanding, $1.9 million of one-day demand notes and $2.4 million in cash and cash equivalents. In each instance, we would have been able to fund redemption requests from available funds for all one-day demand notes. Only holders of thirty-day demand notes can ask for funds sooner than 90 days, and if necessary, we can sell participation interests in our loans (notes receivables) to have the funds available to meet requests from these note holders. Only holders of fixed-term notes, prior to maturity, can ask for funds in 90 days, and if necessary, we can sell loans (notes receivables) in bulk to fund requests from these note holders. For example, at December 31, 2002 we held $10,210,750 in first trust residential and commercial property loans that could be sold in part, to a participant bank, or in whole, to other lenders, at or above par value. Further, we held $5,087,998 in business line-of-credit loans and second trust loans which earn higher yields than the first trust loans and can also be sold, although they generally take longer to sell and are normally sold at a discount. The significance of the company holding these notes that could be sold is that their value is more than necessary to meet the notes payable maturities for year ended December 31, 2003 of $8,636,783 of 30-day demand and 1-year, 3-year and 5-year fixed notes, under which the investor could request redemption.

We will strive to maintain liquid resources in excess of demand obligations. This is accomplished by always watching our demand obligations and tailoring our purchase of loans and cash positions according to such obligations.

Plan to Raise Additional Capital. We intend to continue to expand our operations through future offerings of debt, and possibly through the sale of loan participation interests and sales of capital stock. We believe that our checking account access feature for our one-day demand notes will be popular with investors, and we expect that we will be able to attract more investors to our longer-term fixed rate notes because we now offer trust services for IRA accounts through our Trust Services Department.

Known Trends, Events or Uncertainties

Impact of Inflation and Interest Rates. The financial statements of KH Funding and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans made by KH Funding to its borrowers. Unlike typical industrial companies, nearly all the assets and liabilities of KH Funding are monetary in nature. As a result, interest rates have a greater impact on our performance than the effects of inflation generally.

Stockholders’ equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 11.8% at December 31, 1998 to 3.8% at September 30, 2003. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased and is a smaller percentage compared to what it has been in the past, management believes the current ratio is still adequate for noteholders’ protection. Management’s belief is based in part upon the fact that historically we have had loan losses of less than 1% per year, and the ratio is more than four times that amount.

Recent Accounting Pronouncements

We have evaluated the impact on financial results, financial condition and cash flows of recently adopted accounting standards that are not yet effective for possible impact on the Company. These include SFAS 150, Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity” and FIN 46, “Consolidation of Variable Interest Entities.” None of these are expected to have an impact on the Company.

The preceding paragraphs discussing the Company’s financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of product sales, inventory turnover, the magnitude of fixed costs, sales growth and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, Robert L. Harris, the Company’s Chief Executive Officer and Louise B. Sehman, the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to be recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it and other matters of a like kind.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

Exhibit 31.1—	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2—	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1—	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2—	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY

(Registrant)

Date: November 14, 2003

/s/    Louise B. Sehman

Louise B. Sehman

Chief Financial Officer, Secretary and Treasurer

(Ms. Sehman is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)