Form 10KSB
period 2003-12-31
KH FUNDING CO
filed 2004-03-30
CIK 928800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 0-

KH FUNDING COMPANY

(Name of small business issuer in its charter)

Maryland	52-1886133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10801 Lockwood Drive, Suite 370

Silver Spring, Maryland 20901

(Address of principal executive offices, including Zip Code)

(301) 592-8100

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	None.
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its most recent fiscal year were $2,058,501

On March 15, 2004, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the last price at which the common equity was sold) was $2,752,576.

On March 15, 2004, the number of outstanding shares of Registrant’s common stock was 2,485,066.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting are incorporated into Part III of this Report.

PART I

INTRODUCTORY STATEMENT

The information contained in this report pertains to the registrant, KH Funding Company. References to the “Company,” “KH Funding” or “we,” “our” and “us” refers to KH Funding Company.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report discuss future expectations, and other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading “DESCRIPTION OF BUSINESS - Risk Factors.”

ITEM 1.	DESCRIPTION OF BUSINESS

KH Funding Company operated as a general partnership from our founding in 1990 until we were incorporated under the laws of the State of Maryland on June 24, 1994. Our offices are located at 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901. Our telephone number is (301) 592-8100. You may access our web site at “www.khfunding.com”.

We purchase loans nationwide and are a licensed mortgage lender in the state of Maryland. We provide direct lending services in the Washington, DC metropolitan area, primarily to small businesses and individuals. Our services include originating, buying and selling loans and servicing our loan portfolio.

Operations

We operate from an office building in Silver Spring, Maryland. On a daily basis we perform the record keeping and administer the assets of KH Funding Company for the benefit of KH Funding’s stockholders and noteholders. This is done in the same way as a commercial bank administers its assets for the benefit of its stockholders and depositors.

Our assets of $23.09 million consist of cash, mortgage notes, real property and marketable securities. In the normal course of business we collect the income generated by the assets; receive funds from investors; handle the redemption of debentures; and maintain and track the receipts, disbursements and balances on escrow accounts established by the borrowers.

The following table sets forth certain information relating to KH Funding Company for the five years ended December 31, 2003, 2002, 2001, 2000, and 1999. The rate of earnings and cost of funds are derived by dividing interest income or interest expense by the average balance of notes receivable or notes payable, respectively, for the years shown. All categories are at note rates and exclude fee income and expense.

Year	Rate of Earnings	Cost of Funds	Margin
1999	12.71%	8.09%	4.62%
2000	11.96%	8.43%	3.53%
2001	11.94%	7.86%	4.08%
2002	11.00%	6.40%	4.60%
2003	10.74%	6.00%	4.74%

We experienced an increased margin in 2003, by an amount greater than our decrease in rate of earnings because we were able to reduce our cost of funds faster than the decline in our investment rate.

Our sale to investors of one-day demand notes with checking account access has helped us to lower our cost of funds because these notes earn below the average rate of interest on our investor notes. Also helping to lower our cost of funds was the turnover in the one and three-year investor notes that matured in 2003. These have largely been reinvested in one, three and five-year notes that pay less interest to the investor than the investor was earning on the maturing note. The rates paid on our one-day and 30-day demand notes are changed according to changes in the federal funds target rate.

Technology

KH Funding uses state-of-the-art software and hardware. We maintain an off-site secondary location at the home of our President, Robert L. Harris, which has full back-up operability with up-to-date information. The software we use is commercially in use by over 300 other subscribers. Our investment account software was made to our specifications by a private contractor.

Customer Service

We provide monthly statements and timely, personal service to our investors, which has always cultivated a good “word-of-mouth” referral system. We are currently testing an internet access program for investors to view their account activity and balances over the internet. We expect to offer on-line access to our investors by July 1, 2004. The cost for the software development is $10,000 as a fixed contract amount. The monthly cost for the hosting of a secure encrypted site is nominal, at approximately $150 per month. The web site will allow investors to view their account information at anytime, such as account balances, maturity dates and recent transactions. KH Funding will send archived information to the web site each morning, which will contain all transactions through the close of business for the preceding day. Access to the web site will also allow investors to complete transfers from one account to another account, order wire transfers, and request withdrawals.

Business Strategy

Our business strategy is to grow and enhance our profitability by increasing our activity of investing in mortgage and business loans. The Company plans to raise the additional funds necessary to execute this strategy through the sale of debentures, capital stock and participation loans.

We intend to continue maintaining our assets and our strict collection procedures for any problem assets. We expect to realize more operating efficiencies and cost controls as we invest the proceeds from future offerings, as we do not expect significant additional personnel or facilities will be needed to handle the investing and administration of the increased funds.

Market Area and Credit Risk Concentration.

Our lending activities are concentrated primarily in the Washington, DC and Baltimore, MD metropolitan areas. Approximately 74% of our loans are in this market. The remaining 26% of our loan portfolio is comprised of loans that we purchase nationwide from banks and other lenders. As of December 31, 2003, our average loan size was $65,000. Our larger loans, above $100,000, are made with a strong emphasis on collateral-based underwriting rather than be based solely on credit scoring.

Competition

KH Funding Company faces significant competition both in making loans and in attracting investor funds. Our competition for loans comes principally from commercial banks, mortgage companies, insurance companies and other financial service companies; often these are smaller local independent loan companies owned by individuals. Our competition for investor funds has historically come from competitors offering uninsured products, such as the mutual fund industry, securities and brokerage firms and insurance companies, as well as insured money market accounts and certificates of deposit at commercial banks.

We are finding that in making loans, and acquiring loans, more and larger institutions are becoming our competitors. This trend is not material at this point as there is a sufficient amount of quality product available from smaller lenders and banks that operate at our level. However, if this trend continues, it is possible that a larger institution acquire us, or we could choose to align ourselves with a larger institution to enjoy a lower cost of funds.

We are confident going forward that we will continue to be able to attract investors to our investment products. Our one, three and five-year term investments are priced at a rate that is normally more than 200 basis points (2%) above insured investments for a similar term at commercial banks. Our daily and thirty-day liquidity products are competitively priced with other uninsured investments that have similar features such as checking withdrawal. The holders of one-day demand Notes are provided checking accounts to access their funds (this feature is not offered to South Carolina residents). The checking account privileges are exclusively for funds invested in KH Funding notes and allow the holders of one-day demand notes to execute redemption or investment requests conveniently, quickly and with less expense than by wire transfer or the mail. The holder may write a check against the account, which reduces the note balance. The holder may add to their investment by making deposits at the bank through which the checking accounts are provided.

Lending Activities

Our loan portfolio consists primarily of first and second trust loans that we have originated or acquired from other lenders. We also own several business line-of-credit and fixed-term loans that we have directly originated. A small portion of our portfolio contains loans for consumer purposes such as auto and personal loans, and a few loans secured by assets such as stock.

We rely on community contacts as well as referrals from existing customers, attorneys and real estate professionals to generate business within our lending area. In addition, we have developed a list of note brokers, banks and lenders nationwide that sell us loans.

We have developed underwriting policies to control the inherent risks in the origination and acquisition of loans. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

First Trust Lending.

Direct Origination. We primarily originate first trust loans for investment (rented) residential real estate, and small commercial properties. We generally have a loan-to-value (LTV) of 80%, or less. Credit scores of the borrowers generally range in the mid 600’s. Credit scores are determined by complex computer programs which take into consideration many factors. There are three companies that are the primary providers of credit reports and credit scores for individuals. We generally obtain credit reports and/or credit scores from all three companies, and are a member of one, Equifax. Credit scores range from the 400s to the 800s. The lower the score, the lower the “quality” of credit or creditworthiness of the individual. Credit scores from 580 to mid-600’s will generally indicate a “C/C+” borrower, mid-600s to 680 is an “B-/B/B+” borrower, high-600s to low-700s is an “A-” borrower and 720 or higher is an “A” borrower. Lenders adopt different guidelines for acceptability regarding credit scores. For us a credit score of 580 to the 800s (the highest score possible) is within the range of acceptability in order to make or acquire a loan, however, we prefer the credit score to be in the mid-600s and above. The borrowers with a score below the mid-600s must provide us with a reason, or reasons, which mitigate the below mid-600s score.

Acquired Loans. The first trust loans we acquire nationwide are generally 90% LTV, or less, and the loans are made to sub-prime borrowers. The interest rates are usually 9.5% to 11.5%. The majority of these loans are for lower-priced properties.

Second Trust Lending.

Direct Origination. The majority of our stand-alone, second trust loans, where we do not have a first trust on the property, are on owner-occupied properties and the borrowers are consolidating debts. The average LTV is up to 100%. The borrowers’ credit scores generally start at 580 and average in the low 600’s. We are no longer originating this type of loan.

Acquired loans. We limit the total LTV for these second trust loans to 100%. We formerly purchased these loans with LTVs of up to 125%. We discontinued purchasing loans with LTVs over 100% in 2000. We also greatly curtailed purchasing stand-alone second trusts in 2000, as we would prefer to also own the first trust when a loan has a combined LTV of more than 90%. However, with a credit score in the low to mid 600’s, and up, we will still purchase stand-alone second trusts.

Business Lending. We directly originate loans to small businesses. We do not acquire loans made to small businesses. Most of the loans we make are for businesses generating less than $1,000,000 in gross revenue. If the business owns real estate we will put a lien on the property(ies) owned by the business. If the business does not own real estate we will usually place a lien on the primary residence of the owner(s) of the business. We prefer to extend credit facilities to a business only when the equity in the real estate we have a lien on exceeds the loan amount. We are more collateral-sensitive when making business loans than we are “cash flow” sensitive. In other words, if we are considering a loan for a development stage or start-up business and we find the business plan or the results of operations for the business borrower to be reasonably acceptable, and the credit score of the borrower to be at the high end of our range of acceptability, then we will make the loan provided we are well secured with real estate collateral. Generally, the cash flow will not be present at the time the loan is closed, but will be expected to develop with the use of the loan proceeds. However, we do require that the borrower(s) have good credit and a reasonable ability to repay the loan. In instances where a business has accounts receivable as a primary source of repayment we will put a lien on the accounts receivable.

Other Assets Lending. Some of the loans in our portfolio are not secured by real estate or business assets. Automobiles and investor notes secure the majority of these loans. These loans are generally made to borrowers with whom we have a long-standing relationship.

Unsecured Lending. Less than one percent of our loan portfolio contains unsecured loans. The majority of these loans are for small amounts, under $5,000, made to borrowers with whom we have a long-standing relationship, or borrowers referred to us by other customers. A few of these loans are to borrowers with whom we originally held a collateralized loan, but the collateral has been foreclosed upon.

The following table sets forth the composition of our loan portfolio by collateral type in dollar amounts for the periods indicated:

	Year Ended December 31,
Loans By Collateral Type	2003	2002
Collateralized by First Trust Mortgages	$5,140,758	$7,695,949
Collateralized by Business Assets	3,610,143	3,438,211
Collateralized by Investment Property	5,285,001	2,514,801
Other Assets (Auto, Stock)	645,539	631,167
Residential Real Estate Second Trust	1,073,275	1,649,787
Other Loans	167,708	196,994
Total Loans	$15,922,424	$16,126,909

Loan Approval Procedures and Authority. The Chief Executive Officer may approve any loan up to and including $500,000. The Chief Executive Officer and another member of our Board of Directors must approve all loans over $500,000.

The Company has no internal appraisers and as such it relies on independent appraisers to determine the value of collateral underlying a loan. For commercial property mortgage loans, in addition to an independent appraisal, we generally require an environmental site assessment to be performed. We also require title and hazard insurance on all first and second trust mortgage loans. In addition, we may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.

Non-Performing Assets

Non-accrual loans includes loans 90 days or more past due, and other loans which have been identified by management as presenting uncertainty with respect to the collectible portion of interest or principal. There is no recognition of interest earnings on non-accrual loans.

Loans are placed on non-accrual status either when reasonable doubt exists as to the full and timely collection of interest and principal, or when a loan becomes past due 90 days or more and there are no extraordinary circumstances indicating payments on the loan will continue.

Allowance for Loan Losses

We maintain an allowance for loan losses. Charges to loan loss expense, and recoveries of loans previously written-off, increase the allowance. Write-off of a loan decreases the allowance. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

The most common known risk in the loan portfolio is a non-performing or impaired loan (i.e., the loan is more than 90 days late and the possibility of collection is remote). If KH Funding has specific knowledge or some other reason to consider a loan impaired, the impaired loan is carried as a “non-accrual” loan. Collections on the loan reduce the balance of the impaired asset.

If the impaired asset begins performing again it is reclassified as a performing asset and will accrue interest retroactively from the last date interest had been previously accrued.

If the impaired asset is only partially recovered, or if after all legal remedies have been exhausted no recovery, or no additional recovery, is available, then the un-recoverable portion is written off against the loan loss allowance and the balance of the loan loss allowance is decreased by the amount of the loan being written-off.

Our historical loan loss experience:

Year	Total Loans	Write-Offs Net of Recoveries	Percent
1999	$9,363,949	$3,643	0.04%
2000	$9,611,228	$85,287	0.89%
2001	$13,406,940	$104,964	0.80%
2002	$16,126,909	$139,069	0.86%
2003	$15,922,424	$111,278	0.70%

Governmental Regulations

Our operations may become subject to future federal and state laws and regulations relating to banking or lending operations. These regulations may:

•	require us to obtain and maintain additional licenses and qualifications

•	limit the interest rates, fees and other charges that we are allowed to collect;

•	limit or prescribe other terms of our loan arrangements with borrowers; or

•	subject us to potential claims, defenses and other obligations.

Although we believe that we are currently in compliance with statutes and regulations applicable to our business, there can be no assurance that we will be able to maintain compliance with existing or future governmental regulations. The failure to comply with any current or subsequently enacted statutes and regulations could result in the suspension or termination of our applicable laws and would have a materially adverse effect on us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations, or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could limit our activities in the future or significantly increase the cost of regulatory compliance.

In addition, certain environmental regulations my affect our operations. For example, our ability to foreclose on the real estate collateralizing our loans may be limited by environmental laws which pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs relating to the contaminated property. While we would not knowingly make a loan collateralized by real property that was contaminated, it is possible that the environmental contamination would not be discovered until after we had made the loan.

Insurance

We maintain the following types of insurance for the benefit of KH Funding:

•	Bankers Bond: fidelity and theft coverage of $500,000

•	Mortgage Impairment: covers losses to properties when the borrowers policy has expired

•	Property Damage-Vacant Properties: covers losses to properties immediately after we take title, if they are vacant

•	Liability Coverage-Vacant Properties: covers liability losses to individuals at vacant properties after we take title

•	Key Man Life: $2.7 million payable to KH Funding in the event of the death of Robert L. Harris

•	Key Man Disability: $12,000 per month payable for one year to KH Funding in the event of the disability of Robert L. Harris

•	Umbrella Liability: $2 million in excess liability coverage above any primary liability coverage that we maintain

•	Landlord Policies for Individual Rental Properties: basic insurance for rented properties

•	Health Insurance: maintained for the benefit of the employees

•	Business Owners Policy: comprehensive business and liability coverage

Personnel

At December 31, 2003, we had 4 full-time employees, 3 part-time employees and one independent contractor. We consider our relationships with our employees to be good.

Risk Related to Our Business

Our assessment of the quality of loans we acquire may be inaccurate which could adversely affect our profitability.

Before we purchase or originate loans, we perform an evaluation of the loans in order to determine whether they are eligible for our portfolio. There is no guarantee that the initial analysis of the loans will reflect actual future results which, if unfavorable, could adversely affect our profitability. See “Our Business—Lending Activities.”

If all of the remedies for recovering a defaulted loan that we own are inadequate, it could have a materially adverse effect on our financial results.

We may fail to collect funds from originated and acquired loans. Our ability to fully recover amounts due under the originated and acquired loans may be adversely affected by, among other things:

•	the financial failure of the borrowers;

•	the purchase of fraudulent loans;

•	misrepresentations by a broker, bank or other lender;

•	third-party disputes; and

•	third-party claims with respect to security interests.

Any of these events could require us to seek enforcement of a borrower’s guarantee, which could prove to be inadequate to fully collect the loans. Therefore, we cannot assure you that we will not experience losses on acquired or originated loans in the future. These potential future losses may be significant, may vary from current estimates or historical results and could exceed the amount of the balance budgeted to our loan losses. We do not maintain insurance covering such losses. In addition, the amount of provisions for loan losses may be either greater or less than actual future write-offs of the loans relating to these provisions. Any of these events could have a materially adverse effect on our business. See “Our Business—Allowance for Loan Losses.”

Our lack of diversified operations and investments increases our exposure to risk of loss.

Primarily our operations consist of, and our income is derived from, investing in mortgage loans that we purchase from brokers, banks and other lenders and making loans to small businesses and individuals. In addition, we invest excess cash in investment grade debt securities issued by financial companies that we hold for liquidity and investment purposes. Further, we hold as investments many of the properties on which we foreclose. Most of these properties are held as rental investments. This lack of diversification, of investing only in loans, and to a lesser degree in bonds and real estate, increases our exposure to the risk of loss if a substantial number of loans become uncollectible. This increases the risk that uncollectible loans could materially affect our financial results.

A change in market interest rates may result in a reduction in our profits and impair our ability to repay the Notes.

Rapid changes, either upward or downward, in interest rates may adversely affect our profits. Any future rise in interest rates may:

•	reduce customer demand for our products;

•	widen investor spread requirements;

•	change in loan prepayment rates;

•	increase our cost of funds;

•	reduce the spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding debt securities; and

•	limit our access to borrowings in the capital markets.

We are subject to risks associated with decreases in interest rates to the extent that we have issued fixed rate debt securities with scheduled maturities of over one year. At December 31, 2003, we had $8,243,963 million of debt securities with scheduled maturities greater than one year. If market interest rates decrease in the future, the rates paid on our long term debt securities could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability which could impair our ability to redeem the debt securities.

If we are not able to sustain the levels of loan originations that we experienced in the past, our future profits may be reduced and our ability to redeem the Notes may be impaired.

It is necessary for us to continue adding loans to our investment portfolio because we need to re-invest proceeds of loan payoffs as they are received. We will also need to invest in more mortgages as we grow in size. Our ability to sustain the level of loan originations needed depends upon a variety of factors outside our control, including:

•	interest rates;

•	economic conditions in our primary market area;

•	decline in real estate values;

•	competition; and

•	regulatory restrictions.

In a rising interest rate environment, we would expect our ability to originate loans at interest rates that will maintain our current level of profitability will be easier compared to a falling or stable interest rate environment. If we are unable to sustain our levels of growth, our profits may be reduced and our ability to repay the debt securities upon maturity impaired.

Our lending activities are concentrated in the Washington/Baltimore metropolitan areas, so we are subject to the economic conditions of those areas.

Our lending activities are concentrated in the Washington, D.C. and Baltimore, Maryland metropolitan areas. Therefore, any negative changes that could arise in the economy of those areas could have a negative effect on our business.

We are dependent on our senior management team and, if we are not able to retain them, it could have a materially adverse effect on us.

We are dependent upon the continued services and experience of our senior management team, including Robert L. Harris, our Chief Executive Officer and President, Louise B. Sehman, our Chief Financial Officer, Secretary and Treasurer, James E. Parker, a Vice President, and Ronald L. Nicholson, a Vice President. We depend on the services of Messrs. Harris and Parker and Ms. Sehman and other members of our senior management team to, among other things, continue our growth strategies and maintain and develop our client relationships. We have no employment agreements with any of our employees. The loss of the services of any of our senior management or any of our other key employees would disrupt our operations and would delay our planned growth while we worked to replace those employees. We maintain “key person” life insurance on Robert L. Harris only. As a result, if any of our other key employees were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses. In addition, if Mr. Harris were to die or become unable to provide services for us, there is no assurance that the insurance proceeds would be sufficient to recover any resulting losses.

We have notes payable and notes receivable with certain of our officers, directors and principal stockholders. This might cause such persons to have a conflict of interest.

As of December 31, 2003, we owed some of our officers, directors and stockholders $5,508,831 under demand notes. Although such persons’ equity ownership encourages them to act in the best interests of all stockholders, circumstances could arise where such persons, particularly those that are members of our Board of Directors, will be in a position of allocating available cash in a manner that may not be in the best interests of other stockholders. In addition, as of December 31, 2003, some of our officers, directors and stockholders owed $865,798 under certain notes held by KH Funding. Although we believe that each of these transactions were on terms as favorable as could have been obtained from an unrelated party, they could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor. This could have a material adverse effect on our business, operating results and financial condition. See, “Certain Relationships and Related Transactions.”

We do not have experience in managing a public company

Our management team has historically operated our business as a privately held company and our management team has no prior experience managing a public reporting company. If our management team cannot quickly adapt to managing KH Funding as a public reporting company, it could have a material adverse effect on our business, operating results and financial condition.

We do not have a compensation committee.

Currently, we do not have a compensation committee and we do not know if or when such a committee will be formed. In the meantime, our Board of Directors governs decisions regarding compensation. Our Board of Directors is not entirely comprised of independent members. See “Management.”

ITEM 2.	DESCRIPTION OF PROPERTY

The real estate we own is generally acquired at foreclosure or through a deed-in-lieu of foreclosure. The more expensive properties on which we foreclose are sold as soon as possible. Generally, with the lower and medium priced single-family residential properties we acquire through foreclosure, we rent them out and continue ownership for a short period. Often these properties have a rental value that is high relative to fair market value. If so, we have an opportunity to maximize profits from an ultimate sale by finding a good tenant, making cosmetic and appliance upgrades, and then selling the property for, hopefully, a higher market value than may have been realized by a quick sale. In order to determine the fair market value of a foreclosed property we obtain an Opinion of Value from a licensed real estate professional.

We currently own real estate in several states, including:

•	one rental property in Capitol Heights, Maryland

•	one rental property in Gainesville, Georgia

•	one rental property in Grand Prairie, Texas

•	three rental properties in Baltimore, Maryland

•	one rental property in Nacogdoches, Texas

•	one rental property in Schenectady, New York

•	five rental properties in Montgomery, Alabama

•	one rental property in Waco, Texas

ITEM 3.	LEGAL PROCEEDINGS

We are involved periodically in various claims and lawsuits that arise in connection with our financial services business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

Our common stock is not listed on a public trading market. As of March 15, 2004 ,we had 51 stockholders of record holding 2,485,066 shares. In each of the last two fiscal years we have paid an annual distribution on our common stock of $0.15.

Recent Sales of Unregistered Securities

In December 2003, we sold 500,000 shares of our Common Stock, par value $0.01 per share, for $2.00 per share to one accredited investor in a private placement. No underwriters were used in the foregoing transaction. The sale of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506 promulgated thereunder for transactions by an issuer not involving a public offering.

Issuer Purchase of Securities

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs and future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgment of KH Funding and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of KH Funding’s customers, actions of government regulators, the level of market interest rates, and general economic conditions. See “FORWARD LOOKING STATEMENTS.”

Overview

KH Funding Company’s primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. KH Funding Company’s business operations are conducted solely from its headquarters in Silver Spring, Maryland.

KH Funding has over 300 investors who have purchased its corporate notes dating back to 1990. The note purchasers have been attracted primarily through word-of-mouth referrals. The proceeds from the sale of Notes are used to make redemptions to existing noteholders and for investment in real estate mortgage loans, business loans, investment grade debt securities and real property. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second trust residential loans nationwide from other lenders and banks.

Our net income depends largely upon our net interest income, which is the difference between interest income from loans and investments, referred to as interest-earning assets, and interest expense on investor notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income is significantly affected by general economic conditions, policies established by regulatory authorities and competition.

Recent Developments

Sub-S Corporate Status. During the preparation of the 2003 income tax returns for the company, it was discovered that during 2003 stock in the company was transferred to shareholders who were ineligible to be S corporation shareholders.

The effect of such a transfer is to terminate the S election on the date of the transfer. However, the Internal Revenue Service has a process by which they will allow the S election to continue based on “inadvertent terminations.” We believe that the company is eligible for such treatment and will submit a formal request to the Internal Revenue Service. Although we are confident that the relief will be granted, it will likely take approximately four months to receive the formal approval.

Comparison of Financial Condition at December 31, 2003 and 2002

Assets. Total assets increased $3.20 million, to $23.09 million at December 31, 2003, from $19.89 million at December 31, 2002. The size of the loan portfolio decreased slightly to $15.92 million from $16.12 million. We substantially increased the amount of bonds held for investment issued by investment grade financial companies from $797,505 to $2,560,104.

As of December 31, 2003 and 2002 there were 17 and 13 loans more than ninety days delinquent in “non-accrual” status (interest earned on these loans is not reflected in the financial statements) with values of $441,474 and $193,395. The bulk of the increase of $248,079 is represented by first trust loans on which the Company anticipates little or no loss.

As of December 31, 2003 and 2002, there were 24 and 15 loans with values of $2,282,688 and $1,241,152 more than ninety days late that are still being carried on the books of the Company and earning interest. The majority of this increase of $1,041,536 is represented by first trust loans that are well collateralized and the borrowers are making regular payments so as to not fall further behind, or the collateral properties are for sale at prices above what we are owed.

Liabilities. Total liabilities increased $2.49 million, to $21.41 million at December 31, 2003, from $18.92 million at December 31, 2002. Virtually all of the increase was in notes payable to investors.

Equity. Total stockholders’ equity increased to $1,681,913 in 2003 from $971,057 in 2002. The increase was due primarily to the sale of 500,000 shares in 2003 for $2.00 per share. As of December 31, 2003, the total equity represented 7.28% of total assets versus 5.1% at December 31, 2002.

Comparison of Operating Results for Years ended December 31, 2003 and 2002

The average yield earned on loans receivable decreased to 10.74% in 2003 from 10.98% in 2002. The decrease was due largely to many of our borrowers paying off their loans early because they could refinance at a lower rate, and because we had to accept a lower average yield on the loans we acquired to replace the loans that were paid off.

The average rate paid on investor accounts decreased to 6.00% in 2003 from 6.40% in 2002. The net result was an increased interest margin, which was 4.74% for 2003 as compared to 4.58% in 2002. The net margin is at note rates and excludes fee income and expense.

Net Income. Net income for the year ended December 31, 2003 was $4,166 compared to net income of $29,076 for the year ended December 31, 2002. The lower net income in 2003 from 2002 was the result of our maintaining too much cash in lower-yielding investments. Also, the turnover in our loan portfolio meant that we had to invest the proceeds from payoffs into lower-yielding replacement loans. Our program of investing in investment grade bonds issued by financial companies is increasing our immediate yield on excess funds that we hold in the bank. These bonds pay a higher yield than money market accounts and savings accounts and they can be converted into cash at anytime and at market rates, which fluctuate.

Interest Income. Total interest income was $1.99 million in 2003 compared to $1.80 million in 2002. The additional income resulted from growth in the average amount of interest-earning assets, most notably our investing of short-term funds in marketable securities. The decline in average yield earned on loans receivable was to 10.74% in 2003 from 10.98% in 2002. The interest income for all periods includes point and fee income, interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1.27 million in 2003, an increase from the $1.17 million for 2002. The additional expense resulted from an increase in investor accounts, and loan participations, which are treated as financings. The average rate paid on investor accounts decreased to 6.00% in 2003 from 6.40% in 2002. The interest expense includes fees paid for loan purchases. There was only one participating loan at December 31, 2003.

Provision for Loan Losses. We added $146,379 to our provision for loan losses in 2003 and $144,165 in 2002. We recovered one previously written-off loan of $4,815 loan in 2003 and none in 2002. At year-end our impaired assets were $441,474 in 2003 and $193,395 in 2002. Our provision for loan losses was $211,000 at the end of 2003 and $175,899 at the end of 2002.

Non-Interest Income. We had non-interest income of $89,987 in 2003 and $58,774 in 2002. The non-interest income was mostly rental income from investment real estate owned.

Non-Interest (Operating) Expense. We experienced an increase in non-interest expense to $634,279 in 2003 from $516,431 in 2002. The biggest contributors to the increase were payroll, legal and accounting expenses. To a lesser degree, increases in administration and real estate held for investment expenses contributed to the increase in operating expenses.

Income Taxes. KH Funding Company is a Subchapter S corporation under the Internal Revenue code and accordingly no items appear for income taxes.

Liquidity and Capital Resources

KH Funding Company’s primary sources of capital are the proceeds from the sale of securities to investors, principal and interest payments on loans, sales of participation interests in loans and rental income. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our One Day Demand Notes are a major cause of turnover in our cash positions.

The table below illustrates the Sales of Notes versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
1999	$7,376,780	$5,455,205	73.95%
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,770	92.74%

During the past few years, the combination of generally low interest rates on deposit products at commercial banks, the poor performance of the stock market, our public offering for notes, and increasing referrals from customers have positioned KH Funding to experience solid growth in the number of new investors attracted to its investment products. Based on its monitoring of historic trends and its current pricing strategy for investor accounts, management believes KH Funding Company will retain a large portion of its existing investors and will experience a significant increase of funds from new investors in the future.

Redemption of Notes Payable. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a note, the funds for redemption are immediately available. Of course, part of our investment strategy is to invest funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. For example, at December 31, 2003 we had outstanding, $1.7 million of one-day demand notes and $1.69 million in cash and $2.56 million in bonds (marketable securities) which can be sold for cash. At December 31, 2002 we had outstanding, $1.9 million of one-day demand notes and $2.4 million in cash and cash equivalents. In each instance, we would have been able to fund redemption requests from available funds for all one-day demand notes. Only holders of thirty-day demand notes can ask for funds sooner than 90 days, and if the funds will not be available within thirty days, we will sell some of our mortgage loans (notes receivables) to have the funds available to meet loan requests from these note holders. Only holders of fixed-term notes, prior to maturity, can ask for funds in 90 days, and if necessary, we will sell loans (notes receivables) in bulk to fund redemption requests from these note holders. For example, at December 31, 2003 we held $10,425,759 in first trust residential and commercial property loans that could be sold in part, to a participant bank, or in whole, to other lenders, at or above par value. Further, we held $4,683,418 in business line-of-credit loans and second trust loans which earn higher yields than the first trust loans and can also be sold, although they generally take longer to sell and are normally sold at a discount. The significance of the company holding these loans that can be sold is that their value is more than necessary to meet the notes payable maturities for year ended December 31, 2003 of $11,736,710 of one-day and 30-day demand and 1-year fixed notes, under which the investor could request redemption. Note C to the Financial Statement discusses the notes payable maturities in more detail.

We will strive to maintain liquid resources in excess of demand obligations. This is accomplished by always watching our demand obligations and tailoring our purchase of loans and cash positions according to such obligations.

Plan to Raise Additional Capital. We intend to continue to expand our operations through future public offerings of debt, sale of loans and loan participation interests and sales of capital stock. However, there is no assurance that such transactions will occur or be successful.

We also expect that we will be able to attract more investors who are interested in our longer-term fixed rate notes. We are now offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a long-term nature, which complements our preferred mode of investing.

Use of Capital Proceeds. Capital received by us in prior years has been used to acquire new loans through direct origination. However, in the last five years we have purchased ever-larger portions of loans that have been added to our portfolio. The loans are purchased nationwide from brokers, banks and other lenders, usually at a discount, in wholesale bulk purchases. We will continue to expand this wholesale component of our operations and have it be a major part of our loan acquisition strategy.

We anticipate that our operations will shift to acquiring larger percentages of loans at the wholesale level. This increased wholesale component will enable us to expand our operations and increase our net profit with a limited amount of additional expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component.

We intend to use our future excess capital to purchase more liquid, marketable loans and to increase the volume of loans we purchase. To increase our investment and portfolio activity, we plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Known Trends, Events or Uncertainties

Impact of Inflation and Interest Rates. The financial statements of KH Funding and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans made by KH Funding to its borrowers. Unlike typical industrial companies, nearly all the assets and liabilities of KH Funding are monetary in nature. As a result, interest rates have a greater impact on KH Funding’s performance than the effects of inflation generally.

Recent Accounting Pronouncements

We have evaluated the impact on financial results, financial condition and cash flows of recently adopted accounting standards that are not yet effective for possible impact on the Company. This includes FIN 46, “Consolidation of Variable Interest Entities.” This is not expected to have an impact on the Company.

Critical Accounting Estimates

Loans that are delinquent for more than three months are evaluated for collectibility and placed in non-accrual status when management determines that future earnings on that loan may be impaired. While in non-accrual status, collections on loans, if any, are recorded as collection of loan principal and no interest is recorded. See, Note A to the financial statements.

Summary Financial Data

You should consider our summary financial information set forth below together with the more detailed financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue:
Interest and Fees on Loans	$1,826,202	$1,757,153	$1,463,789	$1,245,557	$1,132,222
Other Income(1)	$232,299	$106,504	$105,800	$19,561	$22,497
Total Revenue(2)	$2,058,501	$1,863,657	$1,569,589	$1,265,118	$1,154,719
Provision for Loan Losses	$146,379	$144,165	$158,000	$53,000	$72,682
Expenses:
Interest	$1,273,677	$1,173,985	$1,007,521	$812,560	$642,088
Non-Interest	$634,279	$516,431	$440,364	$337,632	$301,987
Total Expenses(3)	$1,907,956	$1,690,416	$1,447,885	$1,150,192	$944,075
Net Income	$4,166	$29,076	($36,296)	$61,926	$137,962
Per Common Share Data:
Undiluted Earnings Per Share(4)	-0-	0.02	(0.02)	0.04	0.09
Diluted Earnings Per Share(5)	-0-	0.01	(0.02)	0.03	0.07

(1)	Consists of all Non-Interest Income plus Interest on Bank Accounts, Interest on Investments-Marketable Securities and Other Interest.

(2)	The sum of Interest and Fees on Loans plus Other Income as explained above in (1).

(3)	The sum of Interest Expense plus Non-Interest Expense.

(4)	Using average of beginning and ending balance of number of shares and annual earnings, shown in cents per share.

(5)	Using average of beginning and ending balance of number of shares and number of outstanding options, and annual earnings-cents per share.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and Marketable Securities	$4,245,066	$2,371,931	$357,957	$416,939	$507,718
Loans Receivable	$15,590,526	$15,830,293	$13,036,199	$9,611,228	$9,363,949
Real Estate Owned	$1,014,254	$1,011,424	$1,198,681	$321,521	$179,435
Other Assets(1)	$2,241,062	$676,560	$423,112	$346,293	$366,402
Total assets	$23,090,908	$19,890,208	$15,015,949	$10,695,981	$10,417,804
Notes Payable	$19,980,673	$17,482,519	$12,789,068	$9,253,739	$9,263,915
Participation Loans	$105,636	$1,077,730	$1,024,115	$0	$0
Other Liabilities(2)	$1,322,686	$358,902	$422,654	$360,067	$46,414
Total Liabilities	$21,408,995	$18,919,151	$14,235,837	$9,613,806	$9,310,329
Stockholders Equity	$1,681,913	$971,057	$780,112	$1,082,175	$1,107,475
Other Financial Data:
Return on Average Assets(3)	0.02%	0.17%	-0.28%	0.59%	1.49%
Return on Average Equity(4)	0.31%	3.32%	-3.90%	5.66%	13.36%
Stockholders’ Equity to Total Assets	7.28%	5.1%	5.2%	10.1%	10.6%
Loan Portfolio:
Principal Funded During Period	$6,875,053	$7,168,744	$9,563,367	$2,536,066	$4,998,621
Principal Received During Period	$6,970,257	$3,730,793	$5,062,451	$2,174,071	$1,399,329
Average Interest Rate For Period	10.74%	11.00%	11.94%	11.96%	12.71%
Loan Write-off’s as a Percent of Total Portfolio at End of Period(5)	0.73%	0.88%	0.81%	0.89%	0.04%
Investment Notes:
Sale of Notes During Period	$26,630,166	$22,926,619	$14,418,456	$10,367,351	$7,376,780
Redemption of Notes During Period	$24,697,770	$18,681,654	$11,280,177	$10,661,308	$5,455,205
Average Interest Rate For Period	6.0%	6.40%	7.86%	8.43%	8.09%

(1)	Consists of the sum of the following: Accrued Interest, Prepaid Expenses, Other Receivables, Investments-Other, Property and Equipment-Net, and Other Assets.

(2)	Consists of the sum of the following: Borrowings, Accounts Payable and Accrued Expenses, and Escrows.

(3)	Using average of beginning and ending balances for assets, and earnings for period (annualized)

(4)	Using average of beginning and ending balances for equity, and earnings for period (annualized)

(5)	Annualized

ITEM 7.	FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors

KH Funding Company

We have audited the accompanying balance sheets of KH Funding Company (the Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KH Funding Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia

February 14, 2004

KH Funding Company

Balance Sheets

December 31,	2003	2002
Assets
Notes receivable–held for yield, net	$15,590,526	$15,830,293
Accrued interest receivable	515,495	279,611
Cash	1,684,962	1,574,426
Prepaid expenses	359,121	166,675
Other receivables	1,126,791	105,038
Investments:
Marketable securities	2,560,104	797,505
Other	191,872	58,000
Property and equipment–net	39,122	56,684
Real estate owned
Rental property	863,772	1,011,424
Held for resale	150,482	—
Other assets	8,661	10,552

Total Assets	$23,090,908	$19,890,208

Liabilities and Stockholders’ Equity
Liabilities
Notes and accrued interest payable	$19,980,673	$17,482,519
Participation loans	105,636	1,077,730
Other loans payable	1,300,200	333,877
Accounts payable and accrued payroll liabilities	2,562	8,764
Escrows and security deposits	19,924	16,261

Total Liabilities	21,408,995	18,919,151
Stockholders’ Equity
Common stock (5,000,000 shares authorized; 2,485,066 shares and 1,992,506 shares, respectively, issued and outstanding; $0.01 par value)	24,851	19,925
Paid-in capital	2,102,765	1,432,546
Accumulated deficit	(287,900)	(292,066)
Less subscription and note receivable	(185,450)	(185,450)
Cumulative other comprehensive income (loss)	27,647	(3,898)

Total Stockholders’ Equity	1,681,913	971,057

Total Liabilities and Stockholders’ Equity	$23,090,908	$19,890,208

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Operations

December 31,	2003	2002
Interest Income
Interest and fees on loans	$1,826,202	$1,757,153
Interest on bank accounts	8,440	18,557
Interest on Investments-Marketable Securities	72,794	15,275
Other interest	61,078	13,898

Total interest income	1,968,514	1,804,883
Interest Expense
Interest and fees on borrowings	1,196,449	1,071,069
Interest on participations	77,228	102,916

Total interest expense	1,273,677	1,173,985

Net interest income	694,837	630,898
Provision for Loan Losses	146,379	144,165

Net interest income after provision for loan loss	548,458	486,733
Non-interest Income
Rental income	74,339	49,795
Gain on Securities Sold	6,702	—
Other	8,946	8,979

Total non-interest Income	89,987	58,774
Non-interest Expense
Payroll	257,941	235,585
Legal and accounting	70,645	34,492
Administration	70,352	43,673
Real Estate	54,356	24,691
Insurance	52,376	56,116
Depreciation	49,322	46,441
Rent	40,967	39,022
Bank charges	22,730	17,202
Other	15,590	19,209

Total non-interest expense	634,279	516,431

Net Income	$4,166	$29,076

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Changes in Stockholders’ Equity

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Change in Market Value	Total Stockholders’ Equity
Years ended December 31, 2003 and 2002	Shares	Amount
Balance at December 31, 2001	1,811,660	18,117	1,268,587	(321,142)	(185,450)	—	780,112
Additional Stock Issued	180,846	1,808	450,053	—	—	—	451,861
Dividend Declared	—	—	(286,094)	—	—	—	(286,094)
Comprehensive Income:
Net income for the year ended December 31, 2002	—	—	—	29,076	—	—	29,076
Change in market value	—	—	—	—	—	(3,898)	(3,898)

Total Comprehensive Income, 2002							25,178

Balance at December 31, 2002	1,992,506	$19,925	$1,432,546	$(292,066)	$(185,450)	$(3,898)	$971,057
Additional Stock Issued	502,660	5,027	1,000,013	—	—	—	1,005,040
Stock Redeemed	(10,100)	(101)	(23,539)				(23,640)
Dividend Declared	—	—	(306,255)	—	—	—	(306,255)
Comprehensive Income:
Net income for the year ended December 31, 2003	—	—	—	4,166	—	—	4,166
Change in market value	—	—	—	—	—	31,545	31,545

Total Comprehensive Income, 2003							35,711

Balance at December 31, 2003	2,485,066	$24,851	$2,102,765	$(287,900)	$(185,450)	$27,647	$1,681,913

The accompanying notes are an integral part of these statement.

KH Funding Company

Statements of Cash Flows

Year ended December 31,	2003	2002
Increase (Decrease) in Cash
Cash Flows from Operating Activities
Interest received from borrowers	$1,590,318	$1,639,321
Other receipts	169,902	814,192
Interest paid on notes	(698,990)	(725,499)
Goods and services	(781,173)	(555,194)

Net Cash Provided by Operating Activities	280,057	1,172,820

Cash Flows from Investing Activities
Principal repayments from borrowers	6,970,257	3,730,793
Loans made to borrowers	(6,875,053)	(6,712,009)
Purchase of marketable securities and other investments	(1,864,925)	(825,000)
Payments for other receivables	(21,753)	(42,663)
Payments on other real estate owned	(21,925)	(43,869)
(Purchase) Sale of Fixed Assets	(3,445)	(6,747)
Proceeds from sale of Real estate	40,000	—
Other assets	1,891	(2,000)

Net Cash Used in Investing Activities	(1,774,953)	(3,901,495)

Cash Flows from Financing Activities
Proceeds from investor notes	26,630,166	22,926,619
Principal payments on investor notes	(24,697,770)	(18,681,654)
Proceeds from Common Stock	5,040	451,861
Increase (decrease) in participation loans	(972,094)	(403,848)
Payments on borrowings	966,323	(1,403)
Payment of dividends	(306,255)	(286,094)
Redemption of Common Stock	(23,641)	—
(Decrease) increase in escrow	3,663	(60,337)

Net Cash Provided by Financing Activities	1,605,432	3,945,144

Net Increase (Decrease) in Cash	110,536	1,216,469
Cash Balance, beginning of year	1,574,426	357,957

Cash Balance, end of year	$1,684,962	$1,574,426

Reconciliation of Net Income to Net Cash from Operating Activities
Net income (loss)	$4,166	$29,076
Adjustments to reconcile net income to net cash from operating activities
Depreciation	49,322	46,441
Amortization of points	(47,084)	—
(Gain) loss on sale of fixed assets	5,352	—
Accrued Late Charges	(11,115)	—
Increase in prepaid expenses	(192,446)	(83,192)
Loan loss reserve expense	146,379	144,165
Recovery of prior write-off	4,815	—
Increase in interest receivable	(238,887)	(117,832)
Increase in interest payable (included in notes payable)	565,757	448,486
Real estate owned held for resale	—	709,091
Increase (decrease) in accounts payable and accrued payroll liabilities	(6,202)	(2,012)
Account Interest on Investments	—	(1,403)

Net Cash Provided by Operating Activities	$280,057	$1,172,820

The accompanying notes are an integral part of these statement.

KH Funding Company

Notes to Financial Statements

December 31, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT POLICIES

KH Funding Company (the Company) operated as a general partnership from its founding in December 1990 until July 1, 1994, at which date it incorporated. The Company is an authorized mortgage lender in the State of Maryland, and provides lending services in the Washington, DC metropolitan area, primarily to small businesses and individuals and also purchases mortgage loans nationwide. The lending services the Company provides include originating, buying and selling loans and in-house servicing of its loans. The Company is currently not servicing loans it sells except for certain participation loans. (See Note L)

Interest Income and Loan Losses

Interest income from notes receivable is recognized using the interest method whereby interest income is recognized based upon the effective rate based upon outstanding principal. Loan fees are amortized in income over the established life of related loan or five years, whichever is shorter. Allowance for loan losses is increased for charges to income (for loan losses) and decreased for charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known or inherent risks in the portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of underlying collateral and current economic conditions. It is reasonably possible that the Company’s allowance for loan losses could change in the near term.

Loans that are delinquent for more than three months are evaluated for collectibility and placed in non-accrual status when management determines that future earnings on that loan may be impaired. While in non-accrual status, collections on loans, if any, are recorded as collection of loan principal and no interest is recorded.

Income Taxes

The Company has elected under Subchapter S of the Internal Revenue Code to be treated as an S Corporation for tax purposes, and accordingly, items of income and loss are taxed to the shareholders. Therefore, no provision for income taxes is necessary. (See Note N regarding Sub-S status.)

Depreciation and Amortization

Property and equipment are stated at cost and depreciated over the estimated useful lives of three to 30 years, primarily using the accelerated method for income tax purposes and the straight-line method for financial statement purposes.

The costs of approximately $285,000 for the public offering are being amortized over the expected average life of the benefits of thirty-six months from the effective date of the offering of November 3, 2003.

Investments

Most of the Company’s investments are considered available for sale instruments that are recorded in compliance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain of the Company’s investments represent equity investments for which there is no readily determinable market value and are thus recorded at cost.

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE A—SUMMARY OF SIGNIFICANT POLICIES—Continued

Employee Stock Options

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, requires that stock-based compensation be accounted for on the fair-value method as described in SFAS No. 123, or on the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, whereby if options are priced at or above the fair value on the date of grant, no compensation expense is recognized by the Company as a result of the options. If the intrinsic value-based method is used, proforma net income must be disclosed as if the fair value-based method had been applied. The Company continues to account for its employee stock options in accordance with APB Opinion No. 25.

Fair value of options are computed using the Minimum Value Method. A risk-free rate of 3.08 percent was used, and a 5-year expected life of the options. Zero volatility was used as the Company’s shares are not publicly listed or traded. A dividend of $0.15 per share per year paid quarterly is assumed.

The following table summarizes information and presents the tabular information required under FAS 148. The Company is an S Corporation and there is no tax effect on the numbers presented in this table.

For the year ended December 31,	2003	2002
Net income as reported	$4,166	$29,076
Stock-based compensation included in the determination of net income as reported	—	—
Stock-based compensation that would be included in the determination of net income if the fair value based method had been applied to all awards	—	30,780

Proforma net income as if the fair value based method had been applied to all awards	$4,166	$(1,704)

Real Estate Owned

Real estate owned represents property acquired by foreclosure deed in lieu of foreclosure or purchase and is initially recorded at the lower of cost or fair market value at the date of acquisition. Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to hold, rent or to sell the property on a case-by-case basis. Buildings for rental property are depreciated over 30.5 years.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Use of Estimates in Preparing Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to 2002 financial statements to conform with the 2003 period.

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE B—NOTES RECEIVABLE AND INTEREST EARNED

Notes receivable consist of 235 collateralized notes and 8 uncollateralized notes for 2003 and 226 collateralized notes and 46 uncollateralized notes for 2002. The notes receivable originate from various individuals and businesses ranging in balance from $147 to $706,442 for 2003 and $298 to $687,000 for 2002, bearing interest rates ranging from 3 percent to 24 percent in 2003 and from 3 percent to 21 percent in 2002, with a weighted-average yield of 10.74 percent and 10.98 percent, respectively. Uncollateralized loans constitute approximately .90 percent and 1.2 percent of the gross loan value at December 31, 2003 and 2002, respectively. The fair value of all notes receivable is estimated to be $15,929,290 at December 31, 2003, and $15,933,514 at December 31, 2002. This estimate is based on discounted cash flow using the most recent interest rate for similar loans, and assuming a mid-year payoff of such loans in the year due.

Notes Receivable by Collateral Type

The Company’s notes receivable portfolio consists of the following by type of collateral as of December 31:

Primary Collateral Type	2003 Amount	2002 Amount
Residential Real Estate First Trust	$5,140,758	$7,695,949
Collateralized by Business Assets	3,610,143	3,438,211
Collateralized by Investment Property	5,285,001	2,514,801
Residential Real Estate Second Trust	1,073,275	1,649,787
Other Assets (Auto, Stock)	645,539	631,167
Other Loans (Primarily uncollateralized loans)	167,708	196,994

Total loans–gross	$15,922,424	$16,126,909

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE B—NOTES RECEIVABLE AND INTEREST EARNED—Continued

Maturities as of December 31, 2003 and 2002, are as follows:

As of December 31,	2003	2002
2004	$7,072,311
2005	1,405,767
2006	895,379
2007	607,242
2008	660,683
2009 and thereafter	5,281,042

Total loans–gross	15,922,424	$16,126,909
Plus late charges accrued	23,797	12,682
Add (Less) unposted payments	4,693	(190)
Less unamortized loan fee	(149,388)	(133,209)
Less allowance for loan loss	(211,000)	(175,899)

Net Loans Receivable	$15,590,526	$15,830,293

Analysis of the allowance for loan loss is as follows:

Year ending December 31,	2003	2002
Beginning balance	$175,899	$170,803
Additions charged to expenses	146,379	144,165
Write-off of loans	(116,093)	(139,069)
Recovery of loans previously charged off	4,815	—

	$211,000	$175,899

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE B—NOTES RECEIVABLE AND INTEREST EARNED—Continued

Loans in non-accrual status totaled $441,474 and $193,395 at December 31, 2003 and 2002, respectively.

Analysis of impaired loans and associated reserves:

	12/31/03	12/31/02
Total recorded investment in impaired loans at the end of the period	$441,474	$193,395
Amount of that recorded investment for which there is a related allowance for credit losses	$163,631	$131,518
Amount of related allowance for credit losses associated with such investment	$120,307	$127,232
Amount of that recorded investment for which there is no related allowance for credit losses	$277,843	$61,877

	12/31/03	12/31/02
The average recorded investment in impaired loans during the period	$308,436	$268,780
The related amount of interest income recognized within that period when the loans were impaired.	$—	$—
The amount of income recognized using a cash basis during the time within that period that the loan was impaired	$—	$—

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE C—NOTES PAYABLE, INTEREST EXPENSE AND TYPES OF NOTES

Notes payable consist of 309 and 252 notes payable, respectively, for the years ended December 31, 2003 and 2002, to individual investors ranging in balance from approximately $20 to $2,138,712 in 2003 and $20 to $1,315,000 in 2002 and bearing interest rates ranging from 3.25 percent to 9.875 percent in 2003 and 3.98 percent to 9.85 percent in 2002, with a weighted average of 6.0 percent and 6.4 percent, respectively. The fair value of all notes payable is estimated to be $19,947,114 at December 31, 2003 and $17,502,391 at December 31, 2002. This estimate is based on discounted cash flow using the most recent interest rate for similar notes, and assuming a mid-year payoff of such notes in the year due. Notes payable are collateralized by the notes receivable. Maturities as of December 31, 2003, are as follows:

Year ending December 31,
2004	$11,736,710
2005	1,911,078
2006	2,311,144
2007	3,231,445
2008	790,296
Thereafter	—

$19,980,673

The maturity date is considered to be the date on which the note first becomes a demand note. The fair value of such notes is estimated to be substantially the same as the carrying value. This estimate is based on discounted cash flow using the most recent interest rate for similar loans and assuming a midyear payoff of such loans in the year due. Included in the due-in-2004 category is $1,741,296 on one-day demand accounts, which the creditor can withdraw by check and $6,474,431 that requires a 30-day notice before withdrawal can be made.

The Company has three classes of notes payable. These are Series II, III and IV notes. Series II notes were sold in private offerings by the Company from inception through November 2, 2003. On November 3, 2003 the Company registered a Public Offering with the Securities and Exchange Commission. The Series III and IV notes were sold under the public offering. The Series III notes are senior to all other debt of the company and are secured with a priority lien by the assets of the Company. The Series IV notes join the Series II notes in right of payment and both are subordinate to senior debt of the Company.

As of December 31, 2003, the debt of the Company outstanding by class of securities is as follows:

Series II	Privately issued subordinated debt	$11,237,520
Series III	Publicly issued senior debt	7,051,862
Series IV	Publicly issued subordinated debt	1,691,291

		$19,980,673

For the year ended December 31, 2003 and 2002, interest charged totaled $1,134,445 and $994,718, respectively, and interest paid totaled $565,590 and $448,486, respectively.

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE D—  INVESTMENTS

Marketable securities consists of the following at December 31:

	2003			2002
	Cost	Market	Unrealized Gain (loss)	Cost	Market	Unrealized Gain (loss)
Corporate bonds	$2,466,376	$—	$—	$633,708	$629,810	$(3,898)
Less portion of Premium Paid	(12,452)			—	—	—

Net Value of Corporate Bonds	$2,453,924	$2,481,572	$27,647	633,708	$629,810	$(3,898)
Money Market Fund	39,377	39,377	—	157,390	157,39	—
Accrued interest–Corporate Bonds	39,155	39,155	—	10,305	10,305	—

Totals	$2,532,456	$2,560,104	$27,647	$801,403	$797,505	$(3,898)

Other investments consists of the following at December 31:

	2003	2002
Stocks without readily determinable fair market value carried at cost	$191,872	$58,000

Investment income was as follows for the year ended December 31:

	2003	2002
Interest income (net of premium amortization in 2003)	$72,794	$15,275

Unrealized gain (loss)	$27,647	$(3,898)

Unrealized gains and losses are recorded in comprehensive income through stockholders equity.

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE E—STOCK OPTIONS

Stock Option Plans

The Company has granted stock options to employees, shareholders and board members. The Company has the following stock options:

Original Shareholder Options—The five original shareholders were granted options on July 1, 1994, to purchase additional shares of common stock up to 50 percent of their original purchase at $1.00 per share. Granted options allowed the purchase of an additional 235,500 shares of common stock.

Other Stock Options—During fiscal year 1999 the Company issued options to purchase 201,250 shares of common stock at $2.00 per share. The options expire in five years. During fiscal year 2000 the Company issued options to purchase 50,000 shares of common stock at $2.00 per share in connection with the issuance of a note payable. The options expire in five years. During fiscal year 2002 the Company issued options to purchase 100,000 shares of common stock at $2.00 a share.

The following depicts option activity for the years ended December 31, 2003 and 2002:

	Number of Shares	Weighted-Average Exercise Price	Range
Options outstanding at end of year–2001	298,939	$1.92	$1.00–2.00
Options granted-2002	100,000	2.00	2.00

Options outstanding at end of year 2002	398,939	1.95	1.00–2.00
Options granted-2003	—	—	—
Options expired-2003	27,689	2.00	2.00

Options outstanding at end of year-2003	371,250	$1.96	$1.00–2.00

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE F—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2003	2002
Furniture and equipment	$53,025	$53,025
Automobiles	27,074	27,074
Computer software	57,583	54,137

	137,682	134,236
Less: Accumulated depreciation	98,560	77,552

	$39,122	$56,684

Depreciation expense related to property and equipment for the years ended December 31, 2003 and 2002, totaled $21,008 and $23,986, respectively.

NOTE G—REAL ESTATE OWNED

Real estate owned currently consists of rental and held for sale real estate.

	2003	2002
Rental property:
Buildings	$775,974	$877,359
Less: Accumulated depreciation	66,952	40,185

	709,022	837,174
Land–rental property	154,750	174,250

Total Rental	$863,772	$1,011,424

Held for resale:
Buildings	$136,482	$—
Land–held for resale	14,000	—

Total held for Resale	$150,482	$—

Depreciation expense related to rental property for the years ended December 31, 2003 and 2002, totaled $28,314 and $22,455, respectively.

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE H—RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

•	Included in notes receivable at December 31, 2003 and 2002, are six notes totaling $865,798 and $822,727, respectively, from officers, stockholders and a company controlled by an officer.

•	Included in the notes payable balance at December 31, 2003 and 2002, are 49 and 51 notes totaling $5,508,831 and $6,163,393, respectively, which are held by shareholders.

•	A director of our company is a broker at the firm through which we purchase our marketable securities (bonds). He earns one sixteenth of one percent per purchase for providing this service. In 2003, he earned approximately $2,500 on our trades.

•	Included in Other Receivables is $1,000,000 for a purchase of 500,000 shares of stock in the Company at a price of $2.00 per share was subscribed to on December 22, 2003. The funds for the purchase were received by the Company on January 8, 2004.

•	There is a loan of $185,450, shown on the Balance Sheet as a contra-equity, made to Robert L. Harris for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. The stock has a book value of about $68,000 as of December 31, 2003.

NOTE I—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office space under a non-cancelable-operating lease expiring October 31, 2008. The following is a schedule by years of approximate future minimum payments under the lease as of December 31, 2003:

Year ending December 31,
2004	$41,381
2005	43,450
2006	45,622
2007	47,903
2008	41,569
Thereafter	—

Total	$219,925

Rent expense under operating leases totaled $40,967 and $39,022 for the years ended December 31, 2003 and 2002, respectively.

NOTE J—OTHER LOANS PAYABLE

As of December 31, 2003 the Company had borrowed $1,300,000 on its margin account which is collateralized by its marketable securities. The interest rate on this account is variable and as of December 31, 2003 is 3.25%.

NOTE K—NON-CASH SUPPLEMENTAL DISCLOSURE

The Company foreclosed on notes receivable and took ownership of one property totaling $55,267 during fiscal year 2003 and nine properties totaling $500,420 in fiscal year 2002.

The Company sold 500,000 shares of its stock on an installment basis.

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE L—LOAN PARTICIPATION

The Company will sometimes sell a partial interest in a loan to a participant bank in Northern Virginia and various other individuals. At December 31, 2002 participants owned an interest of $1,077,730 in seven loans owned by the company. During 2003 the loan participations increased to ten loans in the amount of $2,035,509. Due to borrower payoffs and the Company buying back loans, at December 31, 2003 there was only one loan in which a participant owned an interest of $105,636. This represented a fifty percent participation in the loan. The company services the loan for no charge and both the company and the participant have equal parity in the ownership of the loan. There are no loans at December 31, 2003 in which the bank in Northern Virginia is participating.

NOTE M—TRUST ACTIVITIES

The Company became a trustee of IRA accounts in February 2002. The IRA accounts are self-directed. A portion of the assets under the trust have been invested in notes payable of the Company. As a trustee, the Company is subject to Section 1.408-2(e) of the Internal Revenue Code and is subject to reviews by IRS examiners. No such reviews have occurred in 2003 or 2002.

	2003	2002
Total Assets Under Trust	$1,299,208	$842,394
Portion of Assets Invested in KH Funding Notes/Payable	1,156,069	696,255
Portion of Assets Invested in Outside Investments	143,139	146,139

KH Funding Company

Notes to Financial Statements—Continued

December 31, 2003 and 2002

NOTE N—SUB-S CORPORATE STATUS

During the preparation of the 2003 income tax returns for the company, it was discovered that during 2003 stock in the company was transferred to shareholders who were ineligible to be S corporation shareholders.

The effect of such a transfer is to terminate the S election on the date of the first of these transfers. However, the Internal Revenue Service has a process by which they will allow the S election to continue based on “inadvertent terminations.” We believe that the company is eligible for such treatment and will submit a formal request to the Internal Revenue Service.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during our fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Audit Committee. Information regarding our Audit Committee is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Audit Committee Financial Expert. Rules recently adopted by the Securities and Exchange Commission (the “SEC”) require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. We currently do not have an independent director who our Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to our Audit Committee. In the future, financial expertise and experience will be one of many factors that our Board considers in selecting candidates to become directors. Our current Audit Committee members have a level of financial knowledge and experience that we believe is sufficient for a company our size that, like us, does not engage in a wide variety of business activities.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Code of Ethics. Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our Code of Ethics will soon be posted on our website, www.khfunding.com. In addition, a copy will be provided without charge to any person upon request. Requests for copies of our Code of Ethics should be sent by mail to Corporate Secretary at KH Funding, 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901, or by telephone to (301) 592-8100.

Item 10.	Executive Compensation

Information regarding compensation paid to our executive officers and directors is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities. Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2003, and under which shares of our Common Stock have been authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted- average Exercise price of Outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	0	$0.00	100,000
Equity compensation plans not approved by security holders	371,250	$1.96	n/a
Total	371,250	$1.96	100,000

Item 12.	Certain Relationships and Related Transactions

Information regarding transactions between us and our directors and executive officers is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

3.1	*	Articles of Incorporation of KH Funding Company

3.2	*	Articles of Amendment of KH Funding Company

3.3	*	Bylaws of KH Funding Company

10.1	*	1998 Stock Incentive Plan

21		List of Subsidiaries

23		Consent of Grant Thornton LLP

31.1		Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32.1		Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	**	Or definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting

*	Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501

**	Being filed separately.

(b)	Reports on Form 8-K

None.

Item 14.	Principal Accountant Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2003	KH FUNDING COMPANY

	By:	/s/ Robert L. Harris

Robert L. Harris, President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities as of March 30, 2003.

Name	Title

/s/ Robert L. Harris	President, Chief Executive Officer and Director

Robert L. Harris

/s/ Louise B. Sehman	Chief Financial Officer, Secretary and Treasurer

Louise B. Sehman

/s/ Jin S. Kim	Director

Jin S. Kim

/s/ Jack Breskow	Director

Jack Breskow

/s/ Mervyn Feldman	Director

Dr. Mervyn Feldman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation of KH Funding Company

3.2*	Articles of Amendment of KH Funding Company

3.3*	Bylaws of KH Funding Company

10.1*	1998 Stock Incentive Plan

21	List of Subsidiaries

23	Consent of Grant Thornton LLP

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Code of Ethics

99**	Or definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting

*	Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501

**	Being filed separately.