Form 10QSB
period 2004-03-31
KH FUNDING CO
filed 2004-05-14
CIK 928800

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 333-106501

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of March 31, 2004
Common Stock, $0.01 par value per share	2,485,066

Transitional Small Business Disclosure Format (Check One);

YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

KH FUNDING COMPANY

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Notes Receivable—Held for Yield, Net	$15,219,475	$15,590,526
Accrued Interest Receivable	540,860	515,495
Cash	1,244,878	1,684,962
Prepaid Expenses	398,955	359,121
Other Receivables	111,936	1,126,791
Investments:
Marketable Securities	2,644,764	2,560,104
Other	158,872	191,872
Property and Equipment—Net	39,858	39,122
Real Estate Owned:
Rental Property	861,755	863,772
Held for Resale	55,267	150,482
Other Assets	8,561	8,661

Total Assets	$21,285,181	$23,090,908

Liabilities and Stockholders’ Equity
Liabilities
Notes and Accrued Interest Payable	19,561,396	19,980,673
Participation Loans	106,696	105,636
Borrowings	—	1,300,200
Accounts Payable and Accrued Payroll Liabilities	117	2,562
Escrows and Deposits	—	19,924

Total Liabilities	19,668,209	21,408,995
Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 2,485,066 shares and 2,485,066 shares, respectively, issued and outstanding; $0.01 par value)	24,851	24,851
Paid-in-Capital	2,009,874	2,102,765
Accumulated Deficit	(315,851)	(287,900)
Less Subscription and Note Receivable	(185,450)	(185,450)
Cumulative other Comprehensive Income	83,548	27,647

Total Stockholders’ Equity	1,616,972	1,681,913

Total Liabilities and Stockholders’ Equity	$21,285,181	$23,090,908

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Interest Income
Interest and Fees on Loans	$458,327	$471,179
Interest on Bank Accounts	571	1,740
Interest on Investments—Marketable Securities	30,283	11,226
Other Interest	6,084	3,245

Total Interest Income	495,265	487,390
Interest Expense
Interest and Fees on Borrowing	289,409	298,175
Interest on Participations	3,651	20,783

Total Interest Expense	293,060	318,958

Net Interest Income	202,205	168,432
Provision for Loan Losses	20,000	27,000

Net Interest Income after Provision for Loan Loss	182,205	141,432
Non-interest Income
Rental Income	20,054	17,588
Other	2,942	2,912

Total Non-Interest Income	22,996	20,500
Non-interest Expense
Payroll	64,933	59,736
Legal and Accounting	30,097	11,995
Administration	38,305	7,264
Loss on Investment	33,000	—
Real Estate	9,373	9,443
Insurance	19,933	12,081
Depreciation	13,497	12,715
Rent	10,659	10,158
Bank Charges	5,343	5,331
Other	8,012	1,095

Total Non-Interest Expense	233,152	129,818

Net Income (Loss)	$(27,951)	$32,114

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Change in Market Value	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	2,485,066	24,851	2,102,765	(287,900)	(185,450)	27,647	1,681,913
Additional Stock Issued	—	—	—	—	—	—	—
Stock Redeemed	—	—	—	—	—	—	—
Dividend Declared	—	—	(92,891)	—	—	—	(92,891)
Comprehensive Income:
Net Loss for the period				(27,951)	—	—	(27,951)
Change in Market Value				—	—	55,901	55,901

Total Comprehensive Income for the period							27,950

Balance at March 31, 2004	2,485,066	$24,851	$2,009,874	$(315,851)	$(185,450)	$83,548	$1,616,972

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
Increase (Decrease) in Cash
Cash Flows from Operating Activities
Interest Received from Borrowers	$431,446	$419,201
Other Receipts	51,075	43,641
Interest Paid on Notes	(91,495)	(157,435)
Paid-for Goods and Services	(223,511)	(168,275)

Net Cash Provided by Operating Activities	167,515	137,132

Cash Flows from Investing Activities
Sale of Real Estate Held for Resale	90,795	—
Principal Repayments from Borrowers	1,878,995	948,554
Loans Made to Borrowers	(1,519,085)	(1,559,830)
Purchase of Fixed Assets	(6,097)	—
Payments for Other Receivables	—	(355,193)
Collection of Other Receivable	1,014,855	—
Payments on Other Real Estate Owned	(1,699)	(5,444)
Other Assets	100	(3,257)
Purchase of Marketable Securities and Other Investments	(27,243)	(484,554)

Net Cash Provided By (Used in) Investing Activities	1,430,621	(1,459,724)
Cash Flows from Financing Activities
Proceeds from Sale of Common Stock	—	901
Proceeds from Investors’ Notes	7,669,795	6,080,005
Increase (Decrease) in Escrow	(25,547)	16,902
Principal Payments on Investor Notes	(8,289,414)	(5,119,985)
Decrease in Participation Loans	(163)	(5,397)
Increase (Decrease) in Borrowings	(1,300,000)	194
Payment of Dividends	(92,891)	(74,532)

Net Cash (Used in) Provided by Financing Activities	(2,038,220)	898,088

Net Decrease in Cash	(440,084)	(424,504)
Cash Balance, Beginning Of Interim Period	1,684,962	1,574,426

Cash Balance, End Of Interim Period	$1,244,878	$1,149,922

Reconciliation of Net Income (Loss) to Net Cash from Operating Activities
Net Income (Loss)	$(27,951)	$32,114
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities
Depreciation	13,497	12,715
Loss on Investment	33,000	—
(Increase) Decrease in Prepaid Expenses	(39,834)	(23,181)
Loan Loss Reserve Expense	20,000	27,000
Increase (Decrease) in Interest Receivable (included in Notes Receivable)	(26,881)	(71,490)
Recovery of prior write-off	—	—
Increase in Interest Payable (included in Notes Payable)	201,565	161,523
(Decrease) Increase in Accounts Payable and Accrued Payroll Liabilities	2,978	(1,549)
Change in Accrued Late Charges	6,441	—
Amortization of points/fees	(15,300)	—

Net Cash Provided by Operating Activities	$167,515	$137,132

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-QSB. In the opinion of management the financial statements reflect all the adjustments consisting only of normal recurring accruals necessary for a fair presentation of the results for such periods. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB at December 31, 2003.

NOTE B—

Analysis of the allowance for loan loss is as follows:

	Three Month Period Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Beginning balance	$211,000	$175,899
Additions charged to expenses	20,000	27,000
Write-off of loans	(2,214)	(1,457)
Recovery of loans previously charged off	—	—

	$228,786	$201,442

The following information is presented as of:

	03/31/04	12/31/03
	(unaudited)
Total recorded investment in impaired loans at the end of the period	$452,343	$441,474
Amount of that recorded investment for which there is a related allowance for credit losses	$213,041	$163,631
Amount of related allowance for credit losses associated with such investment	$175,062	$120,307
Amount of that recorded investment for which there is no related allowance for credit losses	$277,281	$277,843

The following average information is presented for the year and periods ended:

	03/31/04	03/31/03	12/31/03
	(unaudited)	(unaudited)
The average recorded investment in impaired loans during the period.	$446,907	$193,395	$308,436
The related amount of interest income recognized within that period when the loans were impaired.	$—	$—	$—
The amount of income recognized using a cash basis during the time within that period that the loan was impaired.	$—	$—	$—

NOTE C—INVESTMENTS

Marketable securities consist of the following at March 31, 2004:

	Cost	Market	Unrealized Gain
Corporate Bonds (Net of Premium)	$2,445,708	$2,529,256	$83,548
Money Market Fund	66,620	66,620	—
Accrued Interest-Corporate Bonds	48,888	48,888	—

	$2,561,216	$2,644,764	$83,548

NOTE D-RELATED PARTY TRANSACTIONS

The Company had the following related party transactions outstanding as shown:

Included in notes receivable are notes totaling $893,568 and $865,798 as of March 31, 2004 and December 31, 2003, respectively, due from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in notes payable are notes totaling $4,725,804 and $5,508,831 as of March 31, 2004 and December 31, 2003, respectively, which are held by stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

NOTE E-SUB-S CORPORATE STATUS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

KH Funding Company conducts both mortgage banking and investment banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second trust residential loans nationwide from other lenders and banks.

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

Recent Developments

Initial Public Offering. On November 3, 2003, our registration statement on Form SB-2 (333- 106501) was declared effective by the U.S. Securities and Exchange Commission. We registered $30,000,000 of Series 3 Senior Secured Investment Debt Securities and $10,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. We do not expect any trading market to develop for the Notes. The offering is not underwritten and the Notes will be sold on a best efforts basis. The Notes will be offered by Mr. Robert L. Harris, our President and Chief Executive Officer, who will not be compensated for such services. In addition, KH Funding will begin to employ the services of National Association of Securities Dealers, Inc. member broker-dealer(s) for purposes of offering the Notes on a best efforts or agency basis. The offering will terminate one year after the effective date of the prospectus.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Assets. Total assets decreased $1.80 million, from $23.09 million at December 31, 2003 to $21.29 million at March 31, 2004. The size of our loan portfolio was mostly unchanged during the period, ending at $15.22 million. Cash decreased approximately $400,000 from January to March and Other Receivables decreased about $1,000,000 mostly due to the receipt of an amount due from a subscription receivable for stock purchased.

Liabilities. Total liabilities decreased $1.74 million, from $21.41 million at December 31, 2003 to $19.67 million at March 31, 2004. The decrease was primarily the result of a $1.3 million payoff of short-term borrowing on our margin account.

Equity. Total stockholders’ equity decreased from $1.68 million at December 31, 2003 to $1.62 million at March 31, 2004. The decrease was due primarily to the payment of dividends in excess of profits during the period.

Non-accrual Loans. As of March 31, 2004, there were 21 loans not earning interest (non-accrual status) with a book value of $452,342. Approximately half of these loans, or $230,185 are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect to lose significant sums. The other half of these loans, or $222,157, are second trust loans for which we have a specific reserve established totaling $175,061.

Delinquent Loans. We sometimes make “hard collateral” loans, loans based largely on collateral, where the loan amount is normally 70% or less of the value of the collateral. As of March 31, 2004 we had twenty-three loans on our books that were more than 90 days late but are still accruing interest. The total amount due on these loans was $2,216,203. Twelve of the loans with a balance of $1,904,494 are hard collateral first trust loans on which we do not expect to lose any significant amount, and the other eleven loans are paying currently or we anticipate that they will be doing so shortly. For these twenty-three loans we feel justified in continuing to accrue interest because we believe we will be paid in full. These loans are monitored more closely than other loans in our portfolio.

Comparison of Operating Results for Three Months Ended March 31, 2004 and 2003

The average yield earned on loans receivable was 10.79% for the three months ended March 31, 2004 and 10.39% for the three months ended March 31, 2003. The increase was due to an increase in a newer category of loan (purchase, improve and sell loans, i.e., short-term acquisition and renovation loans) on which we receive significantly higher earnings and fees. The average rate paid on investor accounts declined to 5.60% in the three months ended March 31, 2004 from 6.26% in the three months ended March 31, 2003, due primarily to rollover by investors of maturing higher interest rate notes. Overall, the net margin on interest increased to 5.19% for the three months ended March 31, 2004, from 4.13% for the three months ended March 31, 2003. The net margin is computed at note rates and excludes fee income and expense.

Net Income (Loss). Net loss for the three months ended March 31, 2004 was ($27,952), compared to profit of $32,114 for the three months ended March 31, 2003. The major contributor to the loss was a write-off of a $33,000 private-equity investment, without which write-off we would have recorded a slight profit for the quarter.

Interest Income. Total interest income was $495,265 for the three months ended March 31, 2004, compared to $487,390 for the same period in 2003. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $293,060 for the three months ended March 31, 2004, and $318,958 for the same period in 2003. The decrease resulted from a reduction in loan participations, which are treated as financings, and also to a lowering of the rate we were paying on investor notes. The interest expense includes fees paid for loan purchases.

Provision for Loan Losses. We added $20,000 to our provision for loan losses during the three months ended March 31, 2004, compared to $27,000 for the three months ended March 31, 2003. This increased the reserve to an amount deemed by management to be sufficient to meet all anticipated specific loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest loss of $22,996 during the three months ended March 31, 2004 and $20,500 for the same period in 2003. The majority of the income in this category is rental income from real estate owned.

Non-Interest (Operating) Expense. We experienced a large increase in non-interest expense to $233,152 for the three months ended March 31, 2004 from $129,818 for the three months ended March 31, 2003. The majority of the increase of $103,334 was from an increase in costs related to our IPO which was filed with the SEC in November 2003, i.e. $19,000 for additional legal and accounting services during the quarter, $31,000 for administration expense which includes the amortization expense related to offering costs, and $33,000 on a loss of an investment (private equity).

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

The table below illustrates the Sales of Notes versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
1999	$7,376,780	$5,455,205	73.95%
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,776	92.74%

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

Redemption of Notes Payable. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a note, the funds for redemption are immediately available. Of course, part of our investment strategy is to invest funds that will be invested with us for a longer period into higher yielding, slightly less liquid investments, such as bonds; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. For example, at March 31, 2004 we had outstanding, $1.7 million of one-day demand notes and held $3.9 million in cash and marketable securities and we would have been able to fund redemption requests from available funds for all one-day demand notes. Only holders of thirty-day demand notes can ask for funds sooner than 90 days, and if necessary, we can sell participation interests in our loans (notes receivables) to have the funds available to meet requests from these note holders. Only holders of fixed-term notes, prior to maturity, can ask for funds in 90 days, and if necessary, we can sell loans (notes receivables) in bulk to fund requests from these note holders. For example, at December 31, 2003 we held $10,425,739 in first trust residential and commercial property loans that could be sold in part, to a participant bank, or in whole, to other lenders, at or above par value. Further, we held $4,683,148 in business line-of-credit loans and second trust loans which earn higher yields than the first trust loans and can also be sold, although they generally take longer to sell and are normally sold at a discount. The significance of the company holding these notes that could be sold is that their value is more than necessary to meet the notes payable maturities for year ended December 31, 2003 of $11,238,569 of 30-day demand and 1-year, 3-year and 5-year fixed notes, under which the investor could request redemption.

We will strive to maintain liquid resources in excess of demand obligations. This is accomplished by always watching our demand obligations and tailoring our purchase of loans and cash positions according to such obligations.

Plan to Raise Additional Capital. To date, our Notes have been offered and sold by KH Funding without the services of an underwriter, broker-dealer or finder. Mr. Robert L. Harris, our President and Chief Executive Officer, has been the only person participating in sales of the offering. However, KH Funding will now begin to employ the services of National Association of Securities Dealers, Inc. member broker-dealer(s) for purposes of offering the Notes on a best efforts or agency basis. We expect to experience an increase in Note sales from the employ of such broker-dealers. We intend to use the additional funds to invest in loans and marketable securities.

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

Stockholders’ equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 11.8% at December 31, 1998 to 7.6% at March 31, 2004. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased and is a smaller percentage compared to what it has been in the past, management believes the current ratio is still adequate for noteholders’ protection. Management’s belief is based in part upon the fact that historically we have had loan losses of less than 1% per year, and the current ratio is more than seven times that amount.

Recent Accounting Pronouncements

We are evaluating the impact on financial results, financial condition and cash flows of recently adopted accounting standards that are not yet effective for possible impact on the Company. Such standards include FIN 46R, “Consolidation of Variable Interest Entities”, which is not expected to have an impact on the Company.

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

There were no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it and other matters of a like kind.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Report on Form 8-K

(a)	Exhibits

Exhibit 31.1 -	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 -	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY (Registrant)

Date: May 14, 2004	/s/ Louise B. Sehman

Louise B. Sehman Chief Financial Officer, Secretary and Treasurer

(Ms. Sehman is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)