Form 10QSB
period 2004-06-30
KH FUNDING CO
filed 2004-08-16
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-106501

KH FUNDING COMPANY

(Exact name of small business issuer as specified in its charter)

Maryland	52-1886133
(state or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901

(address of principal executive office)

(301) 592-8100

(telephone of principal executive office)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of June 30, 2004
Common Stock, $0.01 par value per share	2,505,556

Transitional Small Business Disclosure Format (Check One): Yes ☒ No ☐

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

KH FUNDING COMPANY

BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Notes Receivable—Held for Yield, Net	$16,734,015	$15,590,526
Accrued Interest Receivable	577,031	515,495
Cash	552,819	1,684,962
Prepaid Expenses	428,169	359,121
Other Receivables	170,788	1,126,791
Investments:
Marketable Securities	2,602,758	2,560,104
Other	158,872	191,872
Property and Equipment—Net	38,265	39,122
Real Estate Owned:
Rental Property	856,687	863,772
Held for Resale	55,266	150,482
Other Assets	9,661	8,661

Total Assets	$22,184,331	$23,090,908

Liabilities and Stockholders’ Equity

Liabilities
Notes and Accrued Interest Payable	$20,610,675	$19,980,673
Participation Loans	106,441	105,636
Borrowings	—	1,300,200
Accounts Payable and Accrued Payroll Liabilities	5,226	2,562
Escrows and Deposits	6,231	19,924

Total Liabilities	20,728,573	21,408,995

Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 2,505,556 shares and 2,485,066 shares, respectively, issued and outstanding; $0.01 par value)	25,056	24,851
Paid-in-Capital	1,937,760	2,102,765
Accumulated Deficit	(332,806)	(287,900)
Less Subscription and Note Receivable	(185,450)	(185,450)
Cumulative other Comprehensive Income	11,198	27,647

Total Stockholders’ Equity	1,455,758	1,681,913

Total Liabilities and Stockholders’ Equity	$22,184,331	$23,090,908

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest Income
Interest and Fees on Loans	$457,738	$480,654	$916,066	$947,103
Interest on Bank Accounts	1,142	1,608	1,712	3,349
Interest on Investments—Marketable Securities	30,693	20,113	60,975	31,339
Other Interest	23,553	3,245	29,638	6,491

Total Interest Income	513,126	505,620	1,008,391	988,282

Interest Expense
Interest and Fees on Borrowing	292,509	288,529	581,918	577,261
Interest on Participations	3,632	33,329	7,284	54,112

Total Interest Expense	296,141	321,858	589,202	631,373

Net Interest Income	216,985	183,762	419,189	356,909

Provision for Loan Losses	24,000	45,000	44,000	72,000

Net Interest Income after Provision for Loan Loss	192,985	138,762	375,189	284,909

Non-interest Income
Rental Income	16,870	18,290	36,924	38,428
Other	2,250	1,124	5,193	6,197

Total Non-Interest Income	19,120	19,414	42,117	44,625

Non-interest Expense
Payroll	69,028	62,696	136,855	122,432
Legal and Accounting	37,266	17,318	67,363	29,294
Administration	51,019	22,501	89,324	39,209
Loss on Investment	—	—	33,000	—
Real Estate	12,143	9,234	20,428	18,676
Insurance	17,359	12,240	37,293	24,320
Depreciation	11,757	12,636	26,341	25,351
Rent	10,659	10,158	21,318	20,317
Bank Charges	7,012	6,126	12,355	11,457
Other	9,922	1,856	17,935	2,953

Total Non-Interest Expense	226,165	154,765	462,212	294,009

Net Income (Loss)	$(14,060)	$3,411	$(44,906)	$35,525

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Change in Market Value	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	2,485,066	24,851	2,102,765	(287,900)	(185,450)	27,647	1,681,913
Additional Stock Issued	22,788	228	25,833	—	—	—	26,061
Stock Redeemed	(2,298)	(23)	(5,058)	—	—	—	(5,081)
Dividend Declared	—	—	(185,780)	—	—	—	(185,780)

Comprehensive Income:
Net Income (Loss) for the period ended June 30, 2004				(44,906)	—	—	(44,906)
Change in Market Value				—	—	(16,449)	(16,449)

Total Comprehensive Income (Loss), Six Months Ended June 30,2004							(61,355)

Balance at June 30,2004	2,505,556	$25,056	$1,937,760	$(332,806)	$(185,450)	$11,198	$1,455,758

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2004	2003
	(unaudited)
Increase (Decrease) in Cash

Cash Flows from Operating Activities
Interest Received from Borrowers	$854,530	$771,182
Other Receipts	157,532	80,779
Interest Paid on Notes	(249,599)	(369,080)
Paid-for Goods and Services	(502,255)	(303,499)

Net Cash Provided by Operating Activities	260,208	179,382

Cash Flows from Investing Activities
Sale of Real Estate Held for Resale	90,795	—
Principal Repayments from Borrowers	4,351,074	2,949,722
Loans Made to Borrowers	(5,515,204)	(3,289,311)
Proceeds from Sale of Fixed Assets	(9,795)	(2,043)
Collections of Other Receivables	1,000,000	—
Payments for Other Receivables	(43,997)	(393,517)
Real Estate Improvements	(1,398)	(10,194)
Other Assets	(1,000)	—
Purchase of Marketable Securities and Other Investments	(75,338)	(826,875)

Net Cash Used in Investing Activities	(204,863)	(1,572,218)

Cash Flows from Financing Activities
Proceeds from issuance of Common Stock	26,061	900
Redemption of Common Stock	(5,081)	(13,751)
Proceeds from Investors’ Notes	17,204,971	10,856,794
Increase (Decrease) in Escrow	(13,693)	28,422
Principal Payments on Investor Notes	(16,914,571)	(9,675,921)
Increase (Decrease) in Participation Loans	805	641,906
Other Notes Payable, Net of Payments	(1,300,200)	(334,071)
Payment of Dividends	(185,780)	(149,249)

Net Cash (Used in) Provided by Financing Activities	(1,187,488)	1,355,030

Net Decrease in Cash	(1,132,143)	(37,806)
Cash Balance, Beginning Of Interim Period	1,684,962	1,574,426

Cash Balance, End Of Interim Period	$552,819	$1,536,620

Reconciliation of Net (Loss) Income to Net Cash from Operating Activities
Net (Loss) Income	$(44,906)	$35,525
Adjustments to Reconcile Net (Loss) Income to Net Cash provided by Operating Activities
Depreciation	26,341	25,351
Loss on Write-down of Investment	33,000	—
Gain on Sale of Real Estate	(2,785)	—
Increase in Prepaid Expenses	(69,048)	(32,937)
Provision for Loan Losses	44,000	72,000
Decrease in Interest Receivable (included in Notes Receivable)	(45,302)	(159,404)
Recovery of prior write-off	—	4,815
Increase in Interest Payable (included in Notes Payable)	339,603	262,293
(Decrease) Increase in Accounts Payable and Accrued Payroll Liabilities	2,664	(1,904)
Change in Accrued Late Charges	6,941	(6,461)
Amortization of points/fees	(30,300)	(19,896)

Net Cash Provided by Operating Activities	$260,208	$179,382

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

NOTE A—BASIS OF PRESENTATION

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

NOTE B—

Analysis of the allowance for loan loss is as follows:

	Six Month Period Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Beginning balance	$211,000	$175,899
Additions charged to expenses	44,000	72,000
Write-off of loans	(61,372)	(11,477)
Recovery of loans previously charged off	—	4,816

	$193,628	$241,238

The following information is presented as of:

	06/30/04	12/31/03
	(unaudited)
Total recorded investment in impaired loans at the end of the period	$572,112	$441,474
Amount of that recorded investment for which there is a related allowance for credit losses	$200,544	$163,631
Amount of related allowance for credit losses associated with such investment	$164,655	$120,307
Amount of that recorded investment for which there is no related allowance for credit losses	$371,568	$277,843

The following average information is presented for the year and periods ended:

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

	06/30/04	06/30/03	12/31/03
	(unaudited)	(unaudited)
The average recorded investment in impaired loans during the period.	$506,793	$193,395	$308,436
The related amount of interest income recognized within that period when the loans were impaired.	$—	$—	$—
The amount of income recognized using a cash basis during the time within that period that the loan was impaired.	$—	$—	$—

NOTE C—INVESTMENTS

Marketable securities consist of the following at the periods indicated:

	June 30, 2004 (unaudited)
	Cost	Market	Unrealized Gain
Corporate Bonds (Net of Premium)	$2,437,400	$2,448,598	$11,198
Money Market Fund	114,715	114,715	—
Accrued Interest-Corporate Bonds	39,445	39,445	—

	$2,591,560	$2,602,758	$11,198

NOTE D—RELATED PARTY TRANSACTIONS

Included in notes receivable at December 31, 2003 and June 30, 2004 are six notes totaling $865,798 and seven notes totaling $1,581,613, respectively, from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2003, are 49 notes totaling $5,508,831 and 46 notes totaling $4,911,300 as of June 30, 2004 which are held by stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

NOTE E-SUB-S CORPORATE STATUS

During the preparation of the 2003 income tax returns for the company, it was discovered that during 2003, and previously in 1998, stock in the company was transferred to shareholders who were ineligible to be S corporation shareholders.

The effect of such a transfer is to terminate the S election on the date of the first of these transfers. However, the Internal Revenue Service has a process by which they will allow the S election to continue based on “inadvertent terminations”. We believe that the company is

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

eligible for such treatment and are in the process of submitting a formal request to the Internal Revenue Service.

NOTE F-LOAN CONCENTRATION

One borrower owes a total of $2,320,146 on six loans outstanding as of June 30, 2004. Four of these loans for a total of $1,959,474 are buy, fix-up, sell loans on residential properties where we loan 100% of the acquisition and renovation cost. We are repaid from the proceeds of sale. This same borrower over the last twelve months borrowed from us on four other properties that have been sold and we have been paid off. The other two loans for a total of $360,672 are a first and second trust on the borrowers primary residence. The primary residence also serves as additional collateral for the buy, fix-up and sell loans and the borrower and her husband have also personally guaranteed the repayment of these loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Recent Developments

Public Offering. On August 2, 2004 our Registration Statement on Form SB-2 (333-117038) was declared effective by the U.S. Securities and Exchange Commission. We registered $80,000,000 of Series 3 Senior Secured Investment Debt Securities and $20,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. We do not expect any trading market to develop for the Notes. The offering is not underwritten and the Notes will be sold on a best efforts basis, with no broker dealers involved in the sale of the Notes at the outset, however it is anticipated that a few broker-dealers will be involved in the sale of the notes in the near future. However, at present, the Notes will only be offered by Mr. Robert L. Harris, our President and Chief Executive Officer, who will not be compensated for such services. The offering will terminate one year after the effective date of the prospectus.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Assets. Total assets decreased $.91 million, from $23.09 million at December 31, 2003 to $22.18 million at June 30, 2004. The size of our loan portfolio increased by $1.14 million during the period, ending at $16.73 million. Cash decreased about $1.13 million from January to June and Other Receivables decreased about $1,000,000 mostly due to the receipt of a subscription receivable for stock purchased.

Liabilities. Total liabilities decreased $0.68 million, from $21.41 million at December 31, 2003 to $20.73 million at June 30, 2004. The decrease was mostly a paydown of short-term borrowing on our margin account.

Equity. Total stockholders’ equity decreased from $1.68 million at December 31, 2003 to $1.46 million at June 30, 2004. The decrease was due primarily to the payment of dividends in excess of profits during the period.

Non-accrual Loans. As of June 30, 2004, there were 20 loans not earning interest in non-accrual status with a carrying value of $572,112. About two-thirds of these loans, or $371,565 are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect to lose significant sums. The other one-third of these loans, or $200,547, are second trust loans for which we have a reserve set aside of $164,655.

Delinquent Loans. We sometimes make “hard collateral” loans, loans based largely on collateral, where the loan amount is normally 70% or less of the value of the collateral. As of June 30, 2004 we had twenty-three loans of $2,134,543 on our books that were more than 90 days late but are still accruing interest. Eleven of the loans with a balance of $1,781,449 are hard collateral first trust loans on which we do not expect to lose any significant amount, and the other twelve loans are paying currently or we anticipate that they will be doing so shortly. For these twenty-three loans we feel justified in continuing to accrue interest because we believe we will be paid in full. These loans are monitored more closely for trouble than any other loans in our portfolio.

Comparison of Operating Results for Three Months Ended June 30, 2004 and 2003

The average yield earned on loans receivable was 11.37% for the three months ended June 30, 2004, and 10.62% for the three months ended June 30, 2003. The increase was due to an increase in a newer category of loan (buy, fix-up and sell loans, i.e., short-term acquisition and renovation loans) on which we receive significantly higher earnings and fees. The average rate paid on investor accounts declined to 5.54% in the three months ended June 30, 2004, from 6.19% in the three months ended June 30, 2003, due primarily to rollover by investors of maturing higher interest rate notes. Overall, the net margin on interest increased to 5.83% for the three months ended June 30, 2004, from 4.43% for the three months ended June 30, 2003. The net margin is at note rates and excludes fee income and expense.

Net Income (Loss). Net loss for the three months ended June 30, 2004 was $14,060, compared to profit of $3,411 for the three months ended June 30, 2003. The major contributor to the loss was amortization for costs related to our debt offering.

Interest Income. Total interest income was $513,126 for the three months ended June 30, 2004, compared to $505,620 for the same period in 2003. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $296,141 for the three months ended June 30, 2004, and $321,858 for the same period in 2003. The decrease resulted from a reduction in loan participations, which are treated as financings, and also from a lowering of the rate we were paying on investor notes. The interest expense includes fees paid for loan purchases.

Provision for Loan Losses. We added $24,000 to our provision for loan losses during the three months ended June 30, 2004, compared to $45,000 for the three months ended June 30, 2003. This increased the reserve to an amount deemed by management to be sufficient to meet all anticipated specific loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income (Loss). We had non-interest income of $19,120 during the three months ended June 30, 2004, and $19,414 for the same period in 2003. The majority of the income in this category is rental income from real estate owned, and to a lesser degree gains and losses on private-equity investments.

Non-Interest (Operating) Expense. We experienced an increase in non-interest expense to $226,165 for the three months ended June 30, 2004, from $154,765 for the three months ended June 30, 2003. The majority of the increase was from an increase in costs related to our debt offering which was filed with the SEC in November 2003.

Income Taxes. KH Funding Company is a Subchapter S corporation under the Internal Revenue code and accordingly no items appear for income taxes.

Comparison of Operating Results for Six Months Ended June 30, 2004 and 2003

The average yield earned on loans receivable was 10.64% for the six months ended June 30, 2004 and 10.52% for the six months ended June 30, 2003. The increase was due to an increase in a newer category of loan (buy, fix-up and sell loans, i.e., short-term acquisition and renovation loans) on which we receive significantly higher earnings and fees. The average rate paid on investor accounts declined to 5.56% in the six months ended June 30, 2004 from 6.22% in the six months ended June 30, 2003, due primarily to rollover by investors of maturing higher interest rate notes. Overall, the net margin on interest increased to 5.08% for the six months ended June 30, 2004, from 4.30% for the six months ended June 30, 2003. The net margin is at note rates and excludes fee income and expense.

Net Income (Loss). Net loss for the six months ended June 30, 2004 was $44,906, compared to profit of $35,525 for the six months ended June 30, 2003. The major contributor to the loss was a write-off of a $33,000 private-equity investment, and amortization for costs related to our public debt offering that we have paid and are expecting to benefit from beginning in the third quarter of this year.

Interest Income. Total interest income was $1,008,391 for the six months ended June 30, 2004, compared to $988,282 for the same period in 2003. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $589,202 for the six months ended June 30, 2004, and $631,373 for the same period in 2003. The decrease resulted from a reduction in loan participations, which are treated as financings, and also to a lowering of the rate we were paying on investor notes. The interest expense includes fees paid for loan purchases.

Provision for Loan Losses. We added $44,000 to our provision for loan losses during the six months ended June 30, 2004, compared to $72,000 for the six months ended June 30, 2003. This increased the reserve to an amount deemed by management to be sufficient to meet all anticipated specific loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income (Loss). We had non-interest income of $42,117 during the six months ended June 30, 2004, and $44,625 for the same period in 2003. The majority of the income in this category is rental income from real estate owned, and to a lesser degree gains and losses on private-equity investments.

Non-Interest (Operating) Expense. We experienced a large increase in non-interest expense to $462,212 for the six months ended June 30, 2004, from $294,009 for the six months ended June 30, 2003. The majority of the increase of $168,203 was from an increase in costs related to our IPO which was filed with the SEC in November 2003, for example, during the period we realized $53,627 in amortization of offering costs and $38,000 for additional legal and accounting services largely incurred as a result of us being a public reporting company.

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

The table below illustrates the Sales of Notes versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
1999	$7,376,780	$5,455,205	73.95%
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,776	92.74%
6 Mos Ended 6/30/04	$17,204,971	$16,914,571	98.31%

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

Redemption of Notes Payable. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a note, the funds for redemption are immediately available. Of course, part of our investment strategy is to invest funds that will be invested with us for a longer period into higher yielding, slightly less liquid investments, such as bonds; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. For example, at June 30, 2004 we had outstanding, $2.5 million of one-day demand notes and held $3.2 million in cash and marketable securities and we would have been able to fund redemption requests from available funds for all one-day demand notes. Only holders of thirty-day demand notes can ask for funds sooner than 90 days, and if necessary, we can sell participation interests in our loans (notes receivables) to have the funds available to meet requests from these note holders. Only holders of fixed-term notes, prior to maturity, can ask for funds in 90 days, and if necessary, we can sell loans (notes receivables) in bulk to fund requests from these note holders. For example, at December 31, 2003 we held $10,425,739 in first trust residential and commercial property loans that could be sold in part, to a participant bank, or in whole, to other lenders, at or above par value. Further, we held $4,683,148 in business line-of-credit loans and second trust loans which earn higher yields than the first trust loans and can also be sold, although they generally take longer to sell and are normally sold at a discount. The significance of the company holding these notes that could be sold is that their value is more than necessary to meet the notes payable maturities for year ended December 31, 2003 of $11,238,569 of 30-day demand and 1-year, 3-year and 5-year fixed notes, under which the investor could request redemption.

We will strive to maintain liquid resources in excess of demand obligations. This is accomplished by always watching our demand obligations and tailoring our purchase of loans and cash positions according to such obligations.

Plan to Raise Additional Capital. As a result of our debt offering for $100 million, which was filed with the SEC and declared effective on August 2, 2004, we have been in discussions with several broker-dealers that belong to the NASD and SIPC. We expect the broker-dealer’s will be selling our notes in the near future, and we believe that we will experience a significant inflow of investor money for our use to invest in loans and marketable securities. This should result in increased profit.

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

Stockholders’ equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 11.8% at December 31, 1998 to 7.3% at December 31, 2003 to 6.56% at June 30, 2004. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased and is a smaller percentage compared to what it has been in the past, management believes the current ratio is still adequate for noteholders’ protection. Management’s belief is based in part upon the fact that historically we have had loan losses of less than 1% per year, and the ratio is more than seven times that amount. Therefore, in the opinion of management, in 1998 the ratio of total stockholders’ equity to total assets was higher than necessary.

Recent Accounting Pronouncements

We have evaluated the impact on financial results, financial condition and cash flows of recently adopted accounting standards that are not yet effective for possible impact on the Company. This includes FIN 46R, “Consolidation of Variable Interest Entities.” This is not expected to have an impact on the Company.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it and other matters of a like kind.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On May 27, 2003, KH Funding held its Annual Meeting of Stockholders. There were a total of 2,486,066 votes entitled to be cast at the meting. Of this total, 1,534,227, or approximately 61.74% of the total number of votes eligible to be cast, were represented either in person or by proxy. At the meeting, the stockholders elected seven (7) directors to KH Funding’s Board of Directors. Set forth below are (i) the names of the persons elected to serve on KH Funding’s Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

1. The election of the director nominees was presented to the stockholders for vote as a slate. Set forth below are the results of that vote.

FOR	AGAINST	ABSTAIN
1,534,227(100.0%)	0 (0.0%)	0 (0.0%)

2. The stockholders also ratified the appointment of Grant Thornton LLP, as KH Funding’s independent public auditors for the fiscal year ended December 31, 2004. Set forth below are the results of that vote.

FOR	AGAINST	ABSTAIN
1,534,227(100.0%)	0 (0.0%)	0 (0.0%)

Item 5. Other Information

Not applicable

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

	Exhibit 31.1	—	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	—	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	—	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

	Exhibit 32.2	—	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY

(Registrant)

Dated August 16, 2004	/s/ LOUISE B. SEHMAN
Louise B. Sehman Chief Financial Officer, Secretary and Treasurer

(Ms. Sehman is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)