Form 10QSB
period 2004-09-30
KH FUNDING CO
filed 2004-11-12
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of September 30, 2004
Common Stock, $0.01 par value per share	2,505,556

Transitional Small Business Disclosure Format (Check One):    Yes  ☒    No  ☐

PART I – FINANCIAL INFORMATION

KH FUNDING COMPANY

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Notes Receivable—Held for Yield, Net	$18,606,846	$15,590,526
Accrued Interest Receivable	674,912	515,495
Cash	791,072	1,684,962
Prepaid Expenses	523,293	359,121
Other Receivables	144,322	1,126,791
Investments:
Marketable securities	2,666,299	2,560,104
Other	158,872	191,872
Property and Equipment—Net	37,385	39,122
Real Estate Owned:
Rental Property	642,835	863,772
Held for Resale	—	150,482
Other Assets	9,911	8,661

Total Assets	$24,255,747	$23,090,908

Liabilities and Stockholders’ Equity

Liabilities
Participation Loans	$106,185	$105,636
Notes and Accrued Interest Payable	21,424,714	19,980,673
Borrowings	1,300,200	1,300,200
Accounts Payable and Accrued Payroll Liabilities	4,742	2,562
Escrows	29,805	19,924

Total Liabilities	22,865,646	21,408,995

Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 2,505,556 shares and 2,485,066 shares, respectively, issued and outstanding; $0.01 par value)	25,056	24,851
Paid-in-Capital	1,844,101	2,102,765
Accumulated Deficit	(340,266)	(287,900)
Less Subscription and Note Receivable	(185,450)	(185,450)
Cumulative other comprehensive income	46,660	27,647

Total Stockholders’ Equity	1,390,101	1,681,913

Total Liabilities and Stockholders’ Equity	$24,255,747	$23,090,908

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest Income
Interest and Fees on Loans	$500,674	$462,936	$1,416,740	$1,410,039
Interest on Bank Accounts	29,913	18,525	90,889	49,864
Interest on Investments—Marketable Securities	837	2,229	2,550	5,577
Other Interest	3,245	32,183	32,883	38,674

Total Interest Income	534,669	515,873	1,543,062	1,504,154

Interest Expense
Interest and Fees on Borrowing	319,055	276,046	888,652	853,307
Interest on Participation	3,632	19,453	10,916	73,565

Total Interest Expense	322,687	295,499	899,568	926,872

Net Interest Income	211,982	220,374	643,494	577,282

Provision for Loan Losses	70,700	60,000	114,700	132,000

Net Interest Income after Provision for Loan Loss	141,282	160,374	528,794	445,282

Non-interest Income
Rental Income	17,864	17,853	54,788	56,280
Gain on Sale of Investment	55,615	—	55,615	—
Other	2,840	1,878	8,032	8,075

Total Non-Interest Income	76,319	19,731	118,435	64,355

Non-interest Expense
Payroll	82,954	64,802	219,809	187,234
Legal and Accounting	27,173	14,875	94,537	44,168
Administration	56,889	22,843	158,534	62,054
Loss on Investment	—	—	33,000	—
Real Estate	8,656	14,077	29,085	32,754
Insurance	13,072	13,607	50,365	37,928
Depreciation	11,549	12,674	37,890	38,025
Rent	10,659	10,158	31,976	30,475
Bank Charges	6,917	5,618	19,272	17,075
Other	7,192	4,626	25,127	7,579

Total Non-Interest Expense	225,061	163,280	699,595	457,292

Net Income (Loss)	$(7,460)	$16,825	$(52,366)	$52,345

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Change in Market Value	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	2,485,066	24,851	2,102,765	(287,900)	(185,450)	27,647	1,681,913

Additional Stock Issued	22,788	228	25,833	—	—	—	26,061
Stock Redeemed	(2,298)	(23)	(5,058)	—	—	—	(5,081)
Dividend Declared	—	—	(279,439)	—	—	—	(279,439)
Comprehensive Income:
Net Income (Loss) for the Nine months Ended Sept. 30, 2004				(52,366)	—	—	(52,366)
Change in Market Value				—	—	19,013	19,013

Total Comprehensive Loss, Nine months Ended Sept. 30, 2004							$(33,353)

Balance at Sept. 30, 2004 (unaudited)	2,505,556	$25,056	$1,844,101	$(340,266)	$(185,450)	$46,660	$1,390,101

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)
Increase (Decrease) in Cash

Cash Flows from Operating Activities
Interest Received from Borrower	$1,257,323	$1,213,140
Other Receipts	203,289	117,279
Interest Paid on Notes	(390,824)	(509,988)
Paid-for Goods and Services	(825,520)	(550,751)

Net Cash Provided by Operating Activities	244,268	269,680

Cash Flows from Investing Activities
Principal Repayments from Borrowers	5,678,576	4,830,365
Loans Made to Borrowers	(8,775,658)	(4,593,624)
Purchase (Sale) of Property and Equipment	(14,237)	(2,043)
Payments for Other Receivables	982,469	28,939
Payments on Other Real Estate Owned	(10,155)	(16,250)
Other Assets	(1,250)	2,000
Proceeds from Sale of Other Real Estate Owned	416,896	—
Purchase of marketable securities and other investments	(102,268)	(637,312)

Net Cash Used in Investing Activities	(1,825,627)	(387,925)

Cash Flows from Financing Activities
Redemption of Common Stock	(5,081)	(23,640)
Proceeds from Sale of Common Stock	26,061	5,040
Proceeds from Investors’ Notes	35,201,956	16,880,241
Increase (Decrease) in Escrow	10,081	(2,902)
Principal Payments on Investor Notes	(34,266,658)	(15,309,422)
Increase (Decrease) in Participation Loans	549	(253,425)
Increase (Decrease) in Borrowings	—	(333,877)
Payment of Dividends	(279,439)	(232,116)

Net Cash Provided by Financing Activities	687,469	729,899

Net Increase/(Decrease) in Cash	(893,890)	611,654
Cash Balance, beginning of interim period	1,684,962	1,574,426

Cash Balance, end of interim period	$791,072	$2,186,080

Reconciliation of Net Income (Loss) to Net Cash from Operating Activities
Net Income (Loss)	$(52,366)	$52,350
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities
Depreciation	37,890	38,025
Accretion of Interest on Note Payable	9,051	3,011
Loss on Write Down of Investment	33,000	—
Gain (Loss) on Sale of Assets	(55,615)	—
(Increase) Decrease in Prepaid Expenses	(165,995)	(127,450)
Loan Loss Reserve Expense	114,700	132,000
Increase (Decrease) in Interest Receivable (included in Notes Receivable)	(144,332)	(196,899)
Recovery of prior write-off	4,800	4,815
Increase in Interest Payable (included in Notes Payable)	499,693	414,201
(Decrease) Increase in Accounts Payable and Accrued Payroll Liabilities	2,180	(4,367)
Change in Accrued Late Charges	6,562	(9,811)
Amortization of points/fees	(45,300)	(36,195)

Net Cash Provided by Operating Activities	$244,268	$269,680

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

NOTE B—

Analysis of the allowance for loan loss is as follows:

	Nine Month Period Ended September 30,
	2004 (unaudited)	2003 (unaudited)

Beginning balance	$211,000	$175,899
Additions charged to expense	114,700	132,000
Write-off of loans	(130,179)	(89,880)
Recovery of loans previously charged off	4,800	4,815

Total	$200,321	$228,833

The following information is presented as of:

	09/30/04 (unaudited)	December 31, 2004
Total recorded investment in impaired loans at the end of the period	$646,494	$441,474
Amount of that recorded investment for which there is a related allowance for credit losses	$205,502	$163,631
Amount of related allowance for credit losses associated with such investment	$151,520	$120,307
Amount of that recorded investment for which there is no related allowance for credit losses	$440,992	$277,843

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

The following average information is presented for the year and periods ended:

	09/30/04 (unaudited)	09/30/03 (unaudited)	December 31, 2003
The average recorded investment in impaired loans during the period.	$543,984	$299,197	$308,436
The related amount of interest income recognized within that period when the loans were impaired.	$—	$—	$—
The amount of income recognized using a cash basis during the time within that period that the loan was impaired.	$—	$—	$—

NOTE C—INVESTMENTS

Marketable securities consist of the following at the period indicated:

	September 30, 2004 (unaudited)
	Cost	Market	Unrealized Gain
Corporate Bonds (Net of Premium)	$2,428,997	$2,475,657	$46,660
Money Market Fund	141,647	141,647	—
Accrued Interest-Corporate Bonds	48,995	48,995	—

Total	$2,619,639	$2,666,299	$46,660

NOTE D—RELATED PARTY TRANSACTIONS

Included in notes receivable at December 31, 2003 and September 30, 2004 are six notes totaling $865,798 and seven notes totaling $1,824,608 respectively, from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2003, are 49 notes totaling $5,508,831 and 46 notes totaling $4,836,067 as of September 30, 2004 which are held by stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

NOTE E—SUB-S CORPORATE STATUS

During the preparation of the 2003 income tax returns for the Company, it was discovered that during 2003, and previously in 1998, stock in the Company was transferred to shareholders who were ineligible to be S corporation shareholders.

The effect of such a transfer is to terminate the S election on the date of the first of these transfers. However, the Internal Revenue Service has a process by which they will allow the S election to continue based on “inadvertent terminations.” We believe that the Company is eligible for such treatment and have submitted a formal request to the Internal Revenue Service.

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL INFORMATION

NOTE F-LOAN CONCENTRATION

One borrower owes a total of $3,361,266 on eight loans outstanding as of September 30, 2004. Six of these loans for a total of $3,001,230 are buy, renovate, sell loans on residential properties where we loan 100% of the acquisition and renovation cost. We are repaid from the proceeds of sale. This same borrower over the last twelve months borrowed from us on four other properties that have been sold and we have been paid off. The other two loans for a total of $360,036 are a first and second trust on the borrowers primary residence. The primary residence also serves as additional collateral for the buy, renovate and sell loans and the borrower and her relatives have also pledged additional collateral which we believe to constitute substantial tangible, saleable assets. As a result, we continue to classify these amounts as notes receivable and accrue related interest. Accrued interest on such loans total $157,927 as of September 30, 2004. In addition, the borrowers have personally guaranteed the repayment of these loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation and other sections contain forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance and cash flows. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

KH Funding Company is a mortgage banking company that invests in mortgages throughout the United States. It is a U.S. Securities and Exchange Commission registered issuer of fixed income securities and an approved Trustee for retirement plans and IRA accounts. Through an arrangement with Bank of America the Company is able to offer its investors access to their funds through Bank of America checking accounts.

The Company owns and services an active mortgage portfolio consisting primarily of short-term commercial property and investment residential property mortgage loans. Over the years the Company has identified several niches in the mortgage investment area and has proven itself successful in obtaining consistent performance and results.

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

Recent Developments

Public Offering. On August 2, 2004 our Registration Statement on Form SB-2 (333-117038) was declared effective by the U.S. Securities and Exchange Commission. We registered $80,000,000 of Series 3 Senior Secured Investment Debt Securities and $20,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. We do not expect a trading market to develop for the Notes. At present, the Notes are being offered by the Company by Mr. Robert L. Harris, its President and Chief Executive Officer, who will not be compensated for such services, and by Capital Financial Services, a broker-dealer member of the National Association of Securities Dealers, that is being compensated for its services. The offering will terminate no later than one year after the effective date of the prospectus.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Assets. Total assets increased $1,164,839, from $23,090,908 at December 31, 2003 to $24,255,747 at September 30, 2004. The size of our loan portfolio was increased $3,016,320. From $15,590,526 at December 31, 2003 to $18,606,846 at September 30, 2004.

Liabilities. Total liabilities increased $1,456,651, from $21,408,995 at December 31, 2003 to $22,865,646 at September 30, 2004. The increase was primarily in notes payable to investors, which increased from $19,980,673 at December 31, 2003 to $21,424,714 at September 30, 2004.

Equity. Total stockholders’ equity decreased $291,812, from $1,681,913 at December 31, 2003 to $1,390,101 at September 30, 2004. The decrease was due primarily to the payment of dividends in excess of profits during the period.

Non-accrual Loans. As of September 30, 2004, there were sixteen loans not earning interest in non-accrual status with a carrying value of $646,494. About two-thirds of these loans, or $440,992 are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect to lose significant sums. The other one-third of these loans, or $205,502, are second trust loans for which we have a reserve set aside of $151,520.

Delinquent Loans. We sometimes make what are known as “hard collateral” loans, or loans based largely on collateral value, where the value of the collateral is below 70% of the loan amount. As of September 30, 2004 we had twenty-seven loans on our books that were more than 90 days late but are still accruing interest. The total amount due on these loans was $2,199,806. Fifteen of the loans, owing $1,928,724 are hard collateral first trust loans on which we would not expect to lose any significant amount, and the other twelve loans are paying currently or we anticipate that they will be doing so shortly. For these loans we feel justified in continuing to accrue interest because we expect we will be paid in full. These loans are monitored more closely for trouble than any other loans in our portfolio.

Comparison of Operating Results for Three Months Ended September 30, 2004 and 2003

The average yield earned on loans receivable was 10.53% for the three months ended September 30, 2004, and 11.04% for the three months ended September 30, 2003. The decrease was due mainly to borrowers paying off some of the higher interest rate loans and an increase in the investment in lower-yielding loans. The average rate paid on investor accounts increased to 5.75% in the three months ended September 30, 2004 from 5.65% in the three months ended September 30, 2003. Overall, the net margin on interest decreased to 4.78% for the three months ended September 30, 2004, from 5.39% for the three months ended September 30, 2003. The net margin is at note rates and excludes fee income and expense.

Net Income/Loss. Net loss for the three months ended September 30, 2004 was $7,460, compared to a profit of $16,825 for the three months ended September 30, 2003. The loss was due largely to expenses in 2004 but not incurred in 2003 related to the amortization of capitalized offering costs.

Interest Income. Total interest income was $534,669 for the three months ended September 30, 2004, compared to $515,873 for the same period in 2003. The additional income resulted from growth in the average amount of interest-earning assets between the two periods. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $322,867 for the three months ended September 30, 2004, and $295,499 for the same period in 2003. The reduced expense primarily resulted from a decrease in loan participations, which are treated as financings, and the accompanying interest expense for the participants’ share. The interest expense includes fees paid for loan purchases.

Provision for Loan Losses. We added $70,700 to our provision for loan losses during the three months ended September 30, 2004, compared to $60,000 for the three months ended September 30, 2003. This increased the reserve to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $76,319 during the three months ended September 30, 2004 and $19,731 for the same period in 2003. The increase resulted mostly from a Gain on Sale of Real Estate owned.

Non-Interest (Operating) Expense. We experienced an increase in non-interest expense to $225,061 for the three months ended September 30, 2004 from $163,280 for the three months ended September 30, 2003. The majority of the increase was for payroll and outside professional services mainly related to offering costs, which are included in Administration Expense.

Income Taxes. KH Funding Company is a Subchapter S corporation under the Internal Revenue code and accordingly no items appear for income taxes.

Comparison of Operating Results for Nine Months Ended September 30, 2004 and 2003

The average yield earned on loans receivable was 10.60% for the nine months ended September 30, 2004, and 10.69% for the nine months ended September 30, 2003. The decrease was due mainly to borrowers paying off some of the higher interest rate loans. The average rate paid on investor accounts declined to 5.62% in the nine months ended September 30, 2004 from 6.04% in the nine months ended September 30, 2003, due primarily to rollover by investors of maturing higher interest rate notes. Overall, the net margin on interest increased to 4.98% for the nine months ended September 30, 2004, from 4.66% for the nine months ended September 30, 2003. The net margin is at note rates and excludes fee income and expense.

Net Income/Loss. Net loss for the nine months ended September 30, 2004 was $52,366, compared to a profit of $52,345 for the nine months ended September 30, 2003. The loss was due largely to approximately $88,000 of expenses in 2004 but not incurred in 2003 related to the amortization of capitalized offering costs.

Interest Income. Total interest income was $1,543,062 for the nine months ended September 30, 2004, compared to $1,504,154 for the same period in 2003. The additional income resulted from growth in the average amount of interest-earning assets between the two periods. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $899,568 for the nine months ended September 30, 2004, and $926,872 for the same period in 2003. The reduced expense primarily resulted from a decrease in loan participations, which are treated as financings, and the accompanying interest expense for the participants’ share. The interest expense includes fees paid for loan purchases.

Provision for Loan Losses. We added $114,700 to our provision for loan losses during the nine months ended September 30, 2004, compared to $132,000 for the nine months ended September 30, 2003. This increased the reserve to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $118,435 during the nine months ended September 30, 2004 and $64,355 for the same period in 2003. The increase resulted mostly from a Gain on Sale of Real Estate owned.

Non-Interest (Operating) Expense. We experienced an increase in non-interest expense to $699,595 for the nine months ended September 30, 2004 from $457,292 for the nine months ended September 30, 2003. The majority of the increase was for payroll and outside services mainly related to offering costs, which are included in Administration Expense.

Income Taxes. KH Funding Company is a Subchapter S corporation under the Internal Revenue code and accordingly no items appear for income taxes.

Liquidity and Capital Resources

KH Funding Company’s primary sources of capital are the proceeds from the sale of securities to investors, principal and interest payments on loans, sales of participation interests in loans and rental income. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our One Day Demand Notes cause substantial turnover in our cash positions.

The table below illustrates the Sales of Notes versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
1999	$7,376,780	$5,455,205	73.95%
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,770	92.74%
Through Sept. 30, 2004	$35,201,956	$34,266,658	97.34%

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

Redemption of Notes Payable.

One-Day Demand Notes. Holders of One-Day Demand Notes may call, visit or write the Company to exercise the demand feature of the Note for all or part of the funds they have invested in such Note. The Company will fund the redemption request within one business day of the date of demand. At the option of the Noteholder, the Company will also provide One-Day Demand Noteholders with a checking account at Bank of America, which they can use to access the funds they have invested.

The holders of One-Day Demand Notes are the only class of Noteholder that may request their funds with only one day of advance notice to the Company. The risk of the Company not being able to fund such redemption requests could exist if the amount of demand obligations (redemption requests) exceed the amount of readily available cash. Therefore, management strives to maintain liquid resources in excess of demand obligations by carefully monitoring our demand obligations and tailoring our liquid resources according to such obligations.

For example, at December 31, 2003 we had outstanding, $1,700,639 of one-day demand notes and $4,245,066 in cash and marketable securities, and, therefore, our cash far exceeded any possible demand obligations that could exist. At September 30, 2004 we had outstanding, $3,595,418 of one-day demand notes and $3,457,371 in cash and marketable securities, and, therefore, we had slightly below the amount of cash necessary to fund all demand obligations that could exist. This situation was unusual because we had higher than normal redemption activity over a short period of time, but in such event we have a second-tier of cash availability, which is to sell notes receivable (mortgage loans in our portfolio) to other lenders, as necessary to balance our cash needs.

Thirty-Day Demand Notes. Holders of Thirty-Day Demand Notes may call, visit or write the Company to exercise the demand feature of the Note for all or part of the funds they have invested in such Note. The Company will fund the redemption request within thirty days of the date of demand, and will confirm receipt of the redemption request and the date for the request to be funded, in writing, and a copy of such confirmation will be mailed to the Noteholder. As mentioned above, management strives to maintain liquid resources in excess of demand obligations by carefully monitoring our demand obligations and tailoring our liquid resources according to such obligations.

For example, at December 31, 2003 we held $10,425,739 in first trust residential and commercial property loans that could be sold in part, to a participant bank, or in whole, to other lenders, at or above par value. Further, we held $4,683,148 in business line-of-credit loans and second trust loans, which can also be sold, although they generally take longer to sell and are normally sold at a discount. The significance of the Company holding these notes that could be sold is that their value is more than necessary to meet the Notes payable maturities for year ended December 31, 2004 of $11,736,710 of Thirty-Day Demand and 1-Year, 3-Year and 5-Year Fixed Notes, under which the investor could request redemption. Note C to the Financial Statement discusses the notes payable maturities in more detail.

One, Three and Five-Year Notes. The holders of these Notes will normally hold the Notes to maturity, but they do have the right to demand a partial or full redemption upon ninety days advance notice to the Company, subject to a penalty. In order to allow for such early redemption requests, we keep fairly accessible funds available, and, if necessary, we can sell participation interests in our loans (notes receivables) or sell our loans in bulk, to fund requests from Note holders.

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

Stockholders’ equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 11.8% at December 31, 1998 to 7.3% at December 31, 2003 and 5.74% at September 30, 2004. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased and is a smaller percentage compared to what it has been in the past, management believes the current ratio is still adequate for noteholders’ protection. Management’s belief is based in part upon the fact that historically we have had loan losses of less than 1% per year, and the ratio is more than four times that amount. Therefore, in the opinion of management, in 1998 the ratio of total stockholders’ equity to total assets was higher than necessary. Management intends to maintain a ratio of 4-7% and, although it is not a certainty, management anticipates such a ratio is very attainable given that the most recent offering is underway, the net proceeds have been invested and profits from those investments are expected to be realized shortly.

Recent Accounting Pronouncements

We have evaluated the impact on financial results, financial condition and cash flows of recently adopted accounting standards that are not yet effective for possible impact on the Company. This includes FIN 46R, “Consolidation of Variable Interest Entities.” None of these are expected to have an impact on the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financials reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the three months since the Company last evaluated the system of internal controls in conjunction with the preparation of financial statements for the period covered by this report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not engaged in any material legal proceedings at the present time. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it and other matters of a like kind.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY

            (Registrant)

Dated November 12, 2004	/s/ Louise B. Sehman
Louise B. Sehman
Chief Financial Officer, Secretary and Treasurer

(Ms. Sehman is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)