Form 10KSB
period 2004-12-31
KH FUNDING CO
filed 2005-04-15
CIK 928800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 333-106501

KH FUNDING COMPANY

(Name of small business issuer in its charter)

Maryland	52-1886133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10801 Lockwood Drive, Suite 370

Silver Spring, Maryland 20901

(Address of principal executive offices, including Zip Code)

(301) 592-8100

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for its most recent fiscal year were $ 2,429,570

On March 15, 2005, the aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the last price at which the common equity was sold) was $6,263,890.

On March 15, 2005, the number of outstanding shares of Registrant’s common stock was 2,505,556.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting are incorporated into Part III of this Report.

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

ITEM 1. DESCRIPTION OF BUSINESS

KH Funding Company (www.khfunding.com) conducts both mortgage and investment banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second trust residential loans nationwide from other lenders and banks.

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

Operations

We operate from an office building in Silver Spring, Maryland. On a daily basis we perform the record keeping and administer the assets of KH Funding Company for the benefit of KH Funding’s stockholders and note holders. This is done in the same way as a commercial bank administers its assets for the benefit of its stockholders and depositors.

Our assets of $26.22 million as of December 31, 2004 consist of cash, mortgage notes, real property and marketable securities. In the normal course of business we collect the income generated by the assets; receive funds from investors; handle the redemption of debentures; and maintain and track the receipts, disbursements and balances on escrow accounts established by the borrowers.

The following table sets forth certain information relating to KH Funding Company for the five years ended December 31, 2004. The average yield and cost of funds are derived by dividing interest income or interest expense by the average balance of notes receivable or notes payable, respectively, for the years shown. All categories are at note rates and exclude fee income and expense.

Year	Average Yield	Cost of Funds	Net Interest Rate Spread
2000	11.96%	8.43%	3.53%
2001	11.94%	7.86%	4.08%
2002	11.00%	6.40%	4.60%
2003	10.74%	6.00%	4.74%
2004	10.89%	5.69%	5.20%

Our sale to investors of one-day demand notes with checking account access has helped us to lower our cost of funds because these notes earn below the average rate of interest on our other investor notes. Also helping to lower our cost of funds was the turnover in the one and three-year investor notes that matured in 2004. These have largely been reinvested in one, three and five-year notes that pay less interest to the investor than the investor was earning on the maturing note. The rates paid on our one-day and 30-day demand notes are changed according to changes in the federal funds target rate.

Technology

KH Funding uses state-of-the-art software and hardware. We maintain an off-site secondary location which has full back-up operability with up-to-date information. The software we use to track our loan portfolio is commercially in use by over 300 other subscribers. Our investment account software was made to our specifications by a contractor that does work for the Department of Housing and Urban Development.

Customer Service

We provide monthly statements and timely, personal service to our investors, which has always cultivated a good “word-of-mouth” referral system. We have developed and made available to our investors on-line access to their accounts at www.khfunding.com. The web site allows investors to view their account information at anytime, such as account balances, maturity dates and recent transactions. Access to the web site will allow investors to complete transfers from one account to another account, order wire transfers, and request withdrawals.

Business Strategy

Our business strategy is to grow and enhance our profitability by increasing our activity of investing in mortgage and business loans. The additional funds necessary to carry through with this strategy will be obtained through the sale of debentures and capital stock.

We intend to continue maintaining our assets and our strict collection procedures for any problem assets. We expect to realize more operating efficiencies and cost controls as we invest the proceeds from future offerings, as we do not expect significant additional personnel or facilities will be needed to handle the investing and administration of the increase in funds.

Market Area and Credit Risk Concentration.

Our lending activities are concentrated primarily in the Washington, DC and Baltimore, MD metropolitan areas. We also purchase residential mortgage loans from banks and other lenders in other states. As of December 31, 2004, our average loan size was $94,000. Our larger loans, above $250,000, are made with a strong emphasis on collateral-based underwriting as opposed to credit scoring only or primarily.

Competition

KH Funding Company faces significant competition both in making loans and in attracting investor funds. Our competition for loans comes principally from commercial banks, mortgage companies, insurance companies and other financial service companies; often these are smaller local independent loan companies or individuals. Our competition for investor funds has historically come from competitors offering uninsured products, such as the mutual fund industry, securities and brokerage firms and insurance companies, as well as insured money market accounts and certificates of deposit at commercial banks.

We are finding that in making loans, and acquiring loans, more and larger institutions are becoming our competitors. This trend is not material at this point as there is a sufficient amount of quality product available from smaller lenders and banks that operate at our level. However, if this trend continues, it is possible that a larger institution that wants our assets could acquire us, or we could choose to align ourselves with a larger institution to enjoy a lower cost of funds.

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

Second Trust Lending.

Direct Origination. The majority of our stand-alone, second trust loans, in which we do not have a first trust on the property, are on owner-occupied properties and the borrowers are consolidating debts. The average LTV is up to 100%. The borrowers’ credit scores generally start at 580 and average in the low 600’s. We are no longer originating this type of loan.

Acquired loans. We limit the total LTV for these second trust loans to 100%. We formerly purchased loans with LTVs of up to 125%. However, we discontinued that practice in 2000. We also greatly curtailed purchasing stand-alone second trusts in 2000, as we would prefer to also own the first trust when a loan has a combined LTV of more than 90%. However, with a credit score in the low to mid 600’s, and up, we will still purchase stand-alone second trusts.

Business Lending. We directly originate loans to small businesses. We do not acquire loans made to small businesses. Most of the loans we make are for businesses generating less than $1,000,000 in gross revenue. If the business owns real estate we will put a lien on the property(ies) owned by the business. If the business does not own real estate we will usually place a lien on the primary residence of the owner(s) of the business. We prefer to extend credit facilities to a business only when the equity in the real estate we have a lien on exceeds the loan amount. We are more collateral-sensitive when making business loans than we are “cash flow” sensitive. In other words, if we are considering a loan for a development stage or start-up business and we find the business plan or the results of operations for the business borrower to be reasonably acceptable, and the credit score of the borrower to be at the high end of our range of acceptability, then we will make the loan provided we are well secured with real estate collateral. Generally, the cash flow will not be present at the time the loan is closed, but will be expected to develop with the use of the loan proceeds. However, we do require that the borrower(s) have good credit and a reasonable ability to repay the loan. In the instances where a business has accounts receivable as a primary source of repayment we will put a lien on the accounts receivable.

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

The following table sets forth the composition of our loan portfolio by collateral type in dollar amounts for the periods indicated:

	Year Ended December 31,
Loans By Collateral Type	2004	2003
Collateralized by First Trust Mortgages	$4,251,283	$5,140,758
Collateralized by Business Assets	4,424,112	3,610,143
Collateralized by Investment Property	9,543,663	5,285,001
Other Assets (Auto, Stock)	1,013,265	145,539
Residential Real Estate Second Trust	1,116,984	1,073,275
Other Loans	150,870	167,708

Total Loans Before Allowance for Loan Loss	$20,500,177	$15,922,424

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

Non-Performing Assets

Non-accrual loans include loans 90 days or more past due, and other loans which have been identified by management as presenting uncertainty with respect to the collectible portion of interest or principal. There is no recognition of interest earnings on non-accrual loans.

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

The most common known risk in the loan portfolio is a non-performing or impaired loan (i.e., the loan is more than 90 days late and the possibility of collection is remote). If KH Funding has specific knowledge or some other reason to consider a loan impaired, management reviews the loan to determine if an impairment loss is required. Collections on the loan reduce the balance of the impaired asset.

If the non-accrual loan asset begins performing again it is reclassified as a performing asset and will accrue interest retroactively from the last date interest had been previously accrued.

If the impaired asset is only partially recovered, or if after all legal remedies have been exhausted no recovery, or no additional recovery, is available, then the un-recoverable portion is written off against the loan loss allowance and the balance of the loan loss allowance is decreased by the amount of the loan being written-off.

Our historical loan loss experience:

Year	Total Loans	Write- Offs Net of Recoveries	Percent
2000	$9,611,228	$85,287	0.89%
2001	$13,406,940	$104,964	0.80%
2002	$16,126,909	$139,069	0.86%
2003	$15,922,424	$111,278	0.70%
2004	$20,500,177	$244,389	1.19%

At December 31, non-performing assets were as follows:

	2004	2003
Loans on non-accrual status	$583,351	$441,474
Real estate held for sale	0.00	150,482

	$583,351	$591,956

Loans 90 days past due and still accruing interest	$2,109,236	$2,282,688

All of the loans 90 days past-due and still accruing interest are adequately collateralized and management does not anticipate loss of principal or accrued interest receivable on these loans.

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

Personnel

At December 31, 2004 we had four full-time employees and, four part-time employees. We consider our relationships with our employees to be good.

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

A change in market interest rates may result in a reduction in our profits and impair our ability to repay the Notes.

Rapid changes, either upward or downward, in interest rates may adversely affect our profits. Any future rise in interest rates may:

•	reduce customer demand for our products;

•	widen investor spread requirements;

•	change loan prepayment rates;

•	increase our cost of funds;

•	reduce the spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding debt securities; and

•	limit our access to borrowings in the capital markets.

We are subject to risks associated with decreases in interest rates to the extent that we have issued fixed rate debt securities with scheduled maturities of over one year. At December 31, 2004 we had $8,518,043 million debt securities with scheduled maturities greater than one year. If market interest rates decrease in the future, the rates paid on our long term debt securities could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability which could impair our ability to redeem the debt securities.

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

As of December 31, 2004, some of our officers, directors and stockholders held notes payable totaling $5,851,281. Although such persons’ equity ownership encourages them to act in the best interests of all stockholders, circumstances could arise where such persons, particularly those that are members of our Board of Directors, will be in a position of allocating available cash in a manner that may not be in the best interests of other stockholders. In addition, as of December 31, 2004, certain loans held by KH Funding to some of our officers, directors and stockholders totaled $1,833,611. Although we believe that each of these transactions were on terms as favorable as could have been obtained from an unrelated party, they could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor. This could have a material adverse effect on our business, operating results and financial condition. See, “Certain Relationships and Related Transactions.”

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

We currently own real estate in several states, including:

•	one rental property in Capitol Heights, Maryland

•	one rental property in Gainesville, Georgia

•	one rental property in Grand Prairie, Texas

•	two rental properties in Schenectady, New York

•	five rental properties in Montgomery, Alabama

•	one rental property in Waco, Texas

•	two rental properties in Leander, Texas

ITEM 3. LEGAL PROCEEDINGS

We are involved periodically in various claims and lawsuits that arise in connection with our financial services business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holders and Dividends

Our common stock is not listed on a public trading market. As of March 15, 2005 we had 52 stockholders of record holding 2,505,556 shares. In each of the last two fiscal years we have paid an annual dividend on our common stock of $0.15 per share and do anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of March 15, 2005 with respect to the compensation plans under which equity securities of the Company are authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted- average Exercise price of Outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders (1)	0	$0.00	100,000
Equity compensation plans not approved by security holders (2)	311,250	$2.00	n/a
Total	311,250	$2.00	100,000

(1)	The Equity compensation plan approved by stockholders is the 1998 Stock Incentive Plan (the “1998 Plan”).
(2)	The Company’s only equity compensation plan has been approved by its stockholders.

Recent Sales of Unregistered Securities

We did not sell any shares of our Common Stock in 2004.

Repurchase of Securities

We did not repurchase any of our Common Stock during the fourth quarter of 2004.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently issued guidelines on the disclosure of critical accounting policies. The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are disclosed in the footnotes to the financial statements. Management believes the following significant accounting policies also are considered critical accounting policies:

Loan impairment – A loan is considered impaired when, based on available information or current events, it is probable that we will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. We measure impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable.

Allowance for loan losses – We periodically evaluate the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While we use information available in establishing the allowance for loan losses, evaluation assessments are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Overview

KH Funding Company’s primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. KH Funding Company’s business operations are conducted solely from its headquarters in Silver Spring, Maryland.

KH Funding has over 500 investors who have purchased its corporate notes dating back to 1990. The note purchasers have been attracted primarily through word-of-mouth referrals. The proceeds from the sale of Notes are used to make redemptions to existing note holders and for investment in real estate mortgage loans, business loans, investment grade debt securities and real property. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second trust residential loans nationwide from other lenders and banks.

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

Recent Developments

Broker-Dealers. The Company has been expanding the wholesale distribution for its investment products by engaging in strategic alliances with several major financial services firms throughout the country. We currently have signed selling agreements with two NASD Broker-Dealers with a network of over 170 registered representatives in the Midwest and West. These alliances give us the ability to sell our Investment Debt Securities through a network of financial consultants in defined geographic locations. To date, our wholesale distribution plan has been very successful, establishing close to 300 new investment accounts providing over $8,000,000 in funds to KH Funding. We plan to further increase our wholesale network, and are currently in negotiations with several NASD member Broker Dealers interested in distributing our notes in parts of the United States where we are not currently represented.

Sub-S Corporate Status. During the preparation of the 2003 income tax returns for the company, it was discovered that during 2003 stock in the company was transferred to shareholders who were ineligible to be S corporation shareholders. The effect of such a transfer is to terminate the S election on the date of the transfer. However, the Internal Revenue Service has a process by which they will allow the S election to continue based on “inadvertent terminations.” We submitted a formal request to the Internal Revenue Service for such treatment, and on November 18, 2004 our request was approved. Therefore, our S election was unaffected.

Comparison of Financial Condition at December 31, 2004 and 2003

Assets. Total assets increased $3.13 million, to $26.22 million at December 31, 2004, from $23.09 million at December 31, 2003. The size of the gross loan portfolio increased to $20.50 million from $15.92 million. Investments available for sale decreased from $2,520,949 to $658,248.

As of December 31, 2004 and 2003 non-accrual loans totaled $583,351 and $441,474, respectively. The increase of $141,877 is represented by first trust loans on which the Company anticipates little or no loss.

As of December 31, 2004 and 2003, there were loans of $2,109,236 and $2,282,688, respectively, more than ninety days past due on the books of the Company that continue to earn interest. These loans are well collateralized and the borrowers are making regular payments.

Liabilities. Total liabilities increased $3.62 million or 16.9% to $25.03 million at December 31, 2004, from $21.41 million at December 31, 2003. The increase was largely the result of increases in notes payable to investors due to our increased marketing efforts and affiliations with brokers.

Equity. Total stockholders’ equity decreased to $1,195,852 or 28.9% in 2004 from $1,681,913 in 2003 due to an operating loss in 2004 and dividends paid to shareholders.

Comparison of Operating Results for Years ended December 31, 2004 and 2003

The average yield earned on loans receivable increased to 10.89% in 2004 from 10.74% in 2003. The increase was due to more aggressive pricing by the Company on both the loans it originates directly and loans it acquires.

The average rate paid on investor accounts decreased to 5.69% in 2004 from 6.00% in 2003. The net result was an increase in net interest rate spread, which was 5.20% for 2004 as compared to 4.74% in 2003. The net interest rate spread is at note rates and excludes fee income and expense.

Net (Loss) Income. Net loss for the year ended December 31, 2004 was $97,473 compared to net income of $4,166 for the year ended December 31, 2003. The decrease was attributed to costs associated with the debt offering and increased professional fees.

Interest Income. Total interest income was $2.27 million in 2004 compared to $1.97 million in 2003. The additional income resulted from growth in our loan portfolio and in higher average balance of investments available for sale in 2004 than 2003. The interest income for all periods includes point and fee income, interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1.30 million in 2004, an increase from the $1.27 million for 2003. The additional expense resulted from an increase in investor accounts, and loan participations, which are treated as financings. The average rate paid on investor accounts decreased to 5.69% in 2004 from 6.00% in 2003. The interest expense includes fees paid for loan purchases. There was one participating loan at December 31, 2003 and 2004.

Provision for Loan Losses. The provisions for loan losses was $266,700 in 2004 and $146,379 in 2003. We recovered one previously written-off loan of $4,800 in 2004 and $4,815 in 2003. At year-end our impaired loans were $583,351 in 2004 and $441,474 in 2003. Our allowance for loan losses was $233,311 at the end of 2004 and $211,000 at the end of 2003.

Non-Interest Income. We had non-interest income was $121,637 in 2004 and $89,987 in 2003. The increase was principally the result of gains on the sale of real estate owned, partially offset by recognized impairment losses on investment securities.

Non-Interest Expense. Non-interest expense increased to $929,365 in 2004 from $634,249 in 2003. The increase was the result of increased salary expense, professional fees, and offering costs.

Income Taxes. KH Funding Company is a Subchapter S corporation under the Internal Revenue code and accordingly no items appear for income taxes.

Liquidity and Capital Resources

KH Funding Company’s primary sources of capital are the proceeds from the sale of investor notes to investors, principal and interest payments on loans, sales of participation interests in loans and rental income. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our One Day Demand Notes are a major cause of turnover in our cash positions.

The table below illustrates the sales of investor notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,770	92.74%
2004	$49,008,102	$44,786,895	91.39%

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

The maturities of notes payable at December 31, 2004 is as follows:

Year ending December 31,
2005	$16,299,360
2006	2,670,997
2007	3,330,398
2008	1,010,740
2009	1,425,702
2010	80,206

$24,817,403

Redemption of Notes Payable. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a note payable, the funds for redemption are immediately available. Of course, part of our investment strategy is to invest funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. Only holders of thirty-day demand notes can ask for funds sooner than 90 days, and if the funds will not be available within thirty days, we will sell some of our mortgage loans (notes receivables) to have the funds available to meet requests for funds from these note holders. All other types of notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans (notes receivables) in bulk to fund redemption requests from note holders.

The Company strives to maintain sufficient liquidity to meet all redemption requests. We normally hold 10% to 20% of our assets in cash and cash equivalents to fund redemptions of one-day accounts. This amount has always been sufficient for us to meet our obligations. Also, if required, we are able to sell loans within 30 days to raise cash to meet redemption requests from 30-day account holders or within 90 days to meet early redemption requests from term account note holders. The majority of our loan assets are classified as available for sale to meet liquidity demands, if necessary.

Plan to Raise Additional Capital. We intend to continue to expand our operations through future public offerings of debt by the Company and select, contracted Broker-Dealers, and sales of capital stock. However, there is no assurance that such transactions will occur or be successful.

We also expect that we will be able to attract more investors who are interested in our longer-term fixed rate notes. We are now offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a long-term nature, which complements our preferred mode of investing.

Use of Capital Proceeds. Capital received by us in prior years has been used to fund new loans. However, rather than directly originating new loans, in the last five years we have purchased ever-larger portions of loans that have been added to our portfolio. The loans are purchased nationwide from brokers, banks and other lenders, usually at a discount, in wholesale bulk purchases. We will continue to expand this wholesale component of our operations and have it be a major part of our loan acquisition strategy.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, or SFAS, No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset changes occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application.” Under the “modified prospective application,” compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of July 1, 2005 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. The Company is in the process of analyzing the effects of the impact of this standard on its operations.

In November 2003 the Emerging Issues Task Force (“EITF) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal year ending after December 15, 2003. The abstract provides guidelines on the meaning of other than-temporary impairment and its application to investments in addition to requiring quantitative and qualitative disclosures in the financial statements. The Company has implemented the guidelines of this Consensus. The adoption of this Consensus did not have any impact on the Company’s financial condition, results of operations, or liquidity.

Summary Financial Data

You should consider our summary financial information set forth below together with the more detailed financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue:
Interest and Fees on Loans	$2,006,449	$1,826,202	$1,757,153	$1,463,789	$1,245,557
Other Income(1)	390,121	232,299	106,504	105,800	19,561
Total Revenue(2)	2,396,570	2,058,501	1,863,657	1,569,589	1,265,118
Provision for Loan Losses	266,700	146,379	144,165	158,000	53,000
Expenses:
Interest	1,297,978	1,273,677	1,173,985	1,007,521	812,560
Non-Interest	929,265	634,279	516,431	440,364	337,632
Total Expenses(3)	2,494,043	1,907,956	1,690,416	1,447,885	1,150,192
Net Income (Loss)	(97,473)	4,166	29,076	(36,296)	61,926
Per Common Share Data:
Basic Earnings (Loss) Per Share(4)	(0.04)	- 0 -	0.02	(0.02)	0.04
Diluted Earnings (Loss) Per Share(5)	(0.04)	- 0 -	0.01	(0.02)	0.03

(1)	Consists of all Non-Interest Income plus Interest on Bank Accounts, Interest on Investments-Marketable Securities and Other Interest.
(2)	The sum of Interest and Fees on Loans plus Other Income as explained above in (1).
(3)	The sum of Interest Expense plus Non-Interest Expense.
(4)	Using average of beginning and ending balance of number of shares and annual earnings, shown in cents per share.
(5)	Using average of beginning and ending balance of number of shares and number of outstanding options, and annual earnings-cents per share.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and Marketable Securities	$3,325,093	$4,169,911	$2,371,931	$357,957	$416,939

Loans Receivable	20,144,798	15,590,526	15,830,293	13,036,199	9,611,228
Real Estate Owned	709,973	1,014,254	1,011,424	1,198,681	321,521
Other Assets(1)	2,039,085	2,280,217	676,560	423,112	346,293
Total assets	26,221,949	23,090,908	19,890,208	15,015,949	10,695,981
Notes Payable	24,817,403	19,980,673	17,482,519	12,789,068	9,253,739
Participation Loans	107,248	105,636	1,077,730	1,024,115	0
Other Liabilities(2)	101,446	1,322,686	358,902	422,654	360,067
Total Liabilities	25,026,097	21,408,995	18,919,151	14,235,837	9,613,806
Stockholders Equity	1,195,852	1,681,913	971,057	780,112	1,082,175

Other Financial Data:

Return on Average Assets(3)	(0.40)%	0.02%	0.17%	(0.28)%	0.59%
Return on Average Equity(4)	(6.77)%	0.31%	3.32%	(3.90)%	5.66%
Stockholders’ Equity to Total Assets	4.56%	7.28%	5.1%	5.2%	10.1%

Loan Portfolio:

Principal Funded During Period	$12,841,741	$6,875,053	$7,168,744	$9,563,367	$2,536,066
Principal Received During Period	$8,005,490	$6,970,257	$3,730,793	$5,062,451	$2,174,071
Average Interest Rate For Period	10.89%	10.74%	11.00%	11.94%	11.96%
Loan Charge-off’s as a Percent of Total Portfolio at End of Period(5)	1.40%	0.73%	0.88%	0.81%	0.89%

Notes Payable:
Sale of Notes During Period	$49,008,102	$26,630,166	$22,926,619	$14,418,456	$10,367,351
Redemption of Notes During Period	$44,786,895	$24,697,770	$18,681,654	$11,280,177	$10,661,308
Average Interest Rate For Period	5.69%	6.0%	6.40%	7.86%	8.43%

(1)	Consists of the sum of the following: Accrued Interest, Prepaid Expenses, Other Receivables, Investments-Other, Property and Equipment-Net, and Other Assets.
(2)	Consists of the sum of the following: Borrowings, Accounts Payable and Accrued Expenses, and Escrows.
(3)	Using average of beginning and ending balances for assets, and earnings for period (annualized)
(4)	Using average of beginning and ending balances for equity, and earnings for period (annualized)
(5)	Annualized

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

KH Funding Company

Silver Spring, Maryland

We have audited the accompanying balance sheets of KH Funding Company (the Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KH Funding Company as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

April 11, 2005

KH Funding Company

Balance Sheets as of

December 31,	2004	2003
Assets
Cash	$2,669,845	$1,684,962
Investments available for sale:
Marketable securities - at fair value	658,248	2,520,949
Other	158,872	191,872
Loans, less allowance for loan losses of (2004) $233,311 and (2003) $211,000	20,144,798	15,590,526
Accrued interest receivable	853,448	554,650
Other receivables	537,737	1,126,791
Prepaid expenses	445,470	359,121
Property and equipment–net	33,755	39,122
Real estate owned:
Rental property	709,973	863,772
Held for resale	—	150,482
Other assets	9,803	8,661

Total Assets	$26,221,949	$23,090,908

Liabilities and Stockholders’ Equity

Liabilities
Notes and accrued interest payable	$24,817,403	$19,980,673
Other loans payable	66,200	1,300,200
Participation loans	107,248	105,636
Accounts payable and accrued payroll liabilities	1,900	2,562
Escrows and security deposits	33,346	19,924

Total Liabilities	25,026,097	21,408,995

Stockholders’ Equity
Common stock (5,000,000 shares authorized; 2,505,556 shares (2004) and 2,485,066 shares (2003), issued and outstanding; $0.01 par value)	25,056	24,851
Paid-in capital	1,750,443	2,102,765
Accumulated deficit	(385,373)	(287,900)
Less subscription note receivable	(185,450)	(185,450)
Accumulated other comprehensive (loss) income	(8,824)	27,647

Total Stockholders’ Equity	1,195,852	1,681,913

Total Liabilities and Stockholders’ Equity	$26,221,949	$23,090,908

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Operations for the years ended December 31, 2004 and 2003

December 31,	2004	2003
Interest Income
Interest and fees on loans	$2,006,449	$1,826,202
Interest on bank accounts	10,066	8,440
Interest on investments-marketable securities	127,719	72,794
Other interest	130,699	61,078

Total interest income	2,274,933	1,968,514

Interest Expense
Interest and fees on borrowings	1,283,407	1,196,449
Interest on participations	14,571	77,228

Total interest expense	1,297,978	1,273,677

Net interest income	976,955	694,837

Provision for Loan Losses	266,700	146,379

Net interest income after provision for loan loss	710,255	548,458

Non-interest Income
Rental income	71,351	74,339
Gain on sale of real estate owned	53,868	—
Gain on sale of securities	18,576	6,702
Recognized loss on impairment of securities	(33,000)	—
Other	10,842	8,946

Total non-interest income	121,637	89,987

Non-interest Expense
Salaries and wages	301,984	257,941
Professional fees	176,894	70,645
Offering costs	132,376	16,800
Administration	73,272	53,552
Real estate maintenance	35,940	54,356
Insurance	65,600	52,376
Depreciation	46,250	49,322
Rent	43,001	40,967
Bank charges	23,374	22,730
Other	30,674	15,590

Total non-interest expense	929,365	634,279

Net (Loss) Income	$(97,473)	$4,166

Basic (loss) earnings per share	$(0.04)	$0.00
Diluted (loss) earnings per share	$(0.04)	$0.00
Cash dividends paid per common share	$0.15	$0.15

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2004 and 2003

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	1,992,506	$19,925	$1,432,546	$(292,066)	$(185,450)	$(3,898)	$971,057

Additional Stock Issued	502,660	5,027	1,000,013	0	0	0	1,005,040
Stock Redeemed	(10,100)	(101)	(23,539)	0	0	0	(23,640)

Dividend Declared $.15 per share	0	0	(306,255)	0	0	0	(306,255)

Comprehensive Income:
Net income for the year ended December 31, 2003	0	0	0	4,166	0	0	4,166
Change in market value of investments	0	0	0	0	0	31,545	31,545

Total Comprehensive Income, 2003							35,711

Balance at December 31, 2003	2,485,066	$24,851	$2,102,765	$(287,900)	$(185,450)	$27,647	$1,681,913

Additional Stock Issued	22,298	223	24,858	0	0	0	25,081
Stock Redeemed	(1,808)	(18)	(4,083)	0	0	0	(4,101)

Dividend Declared $.15 per share	0	0	(373,097)	0	0	0	(373,097)

Comprehensive Income:
Net income for the year ended December 31, 2004	0	0	0	(97,473)	0	0	(97,473)
Change in market value of investments	0	0	0	0	0	(36,471)	(36,471)

Total Comprehensive Income, 2004							(133,944)

Balance at December 31, 2004	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Cash Flows

Years ended December 31,	2004	2003
Increase (Decrease) in Cash

Reconciliation of Net Income to Net Cash from Operating Activities
Net (loss) income	$(97,473)	$4,166
Adjustments to reconcile net income to net cash from operating activities
Depreciation	46,250	49,322
Amortization of loan fees	(59,219)	(47,084)
Provision for loan losses	266,700	146,379
Gain on sale of securities	(18,576)	(6,702)
Increase (decrease) in Accrued Late Charges	3,171	(11,115)
Gain on sale of real estate owned	(53,868)	0
Principal repayments from borrowers	8,005,490	6,970,257
Loans made to borrowers	(12,841,741)	(6,875,053)
Increase in prepaid expenses	(86,349)	(192,446)
Recognized loss on impairment of investments	33,000	5,352
Recovery of prior write-off	4,800	4,815
Increase in interest receivable	(298,798)	(278,042)
Increase in interest payable (included in notes payable)	615,523	565,757
Decrease in accounts payable and accrued payroll liabilities	(662)	(6,202)

Net Cash (Used) Provided by Operating Activities	$(4,481,752)	$329,404

Cash Flows from Investing Activities
Purchase of marketable securities and other investments	(603,673)	(2,973,144)
Proceeds from sale of marketable securities and other investments	2,484,950	1,154,076
Payments for other receivables	(410,946)	(21,753)
Purchase of Fixed Assets	(15,683)	(3,445)
Proceeds from sale of real estate owned	363,006	40,000
Payments on real estate owned	0	(21,925)
Other assets	(1,142)	1,891

Net Cash Provided by/(Used in) Investing Activities	1,816,512	(1,824,300)

Cash Flows from Financing Activities
Proceeds from investor notes	49,008,102	26,630,166
Principal payments on investor notes	(44,786,895)	(24,697,770)
Proceeds from Common Stock	1,025,081	5,040
Increase (decrease) in participation loans	1,611	(972,094)
Payments on borrowings	(1,234,000)	966,323
Payment of dividends	(373,097)	(306,255)
Redemption of Common Stock	(4,101)	(23,641)
Increase in escrow and security deposits	13,422	3,663

Net Cash Provided by Financing Activities	3,650,123	1,605,432

Net Increase in Cash	984,883	110,536

Cash, beginning of year	1,684,962	1,574,426

Cash, end of year	$2,669,845	$1,684,962

Supplemental cash flows information
Interest paid	$619,992	565,590
Transfer of loans to other real state owned	$66,528	$55,267

The accompanying notes are an integral part of these statements.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT POLICIES

Nature of Operation

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

Loans Receivable and Allowance for Loan Losses

Loans receivable are stated as unpaid principal balance net of any deferred fees and payments in process, less the allowance for loan losses.

Interest income from notes receivable is recognized using the interest method whereby interest income is recognized based upon the effective rate based upon outstanding principal. Loan fees are amortized in income over the established life of related loan or five years, whichever is shorter. The allowance for loan losses is increased for charges to income and decreased for charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known or inherent risks in the portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of underlying collateral and current economic conditions. It is reasonably possible that the Company’s allowance for loan losses could change in the near term.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of three to 30 years, primarily using the straight-line method for financial statement purposes.

The unamortized costs of approximately $347,000 as of December 31, 2004 for the public debt offering are being amortized over the expected average life of the related debt proceeds of thirty-six months from the date incurred.

Investment Available for Sale

Most of the Company’s investments are considered available for sale instruments and are recorded in compliance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Net unrealized holding gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE A—SUMMARY OF SIGNIFICANT POLICIES—Continued

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For this calculation the effect of 311,250 options have been excluded for 2004 as their effect is antidilutive.

For the year ended December 31,	2004	2003
Basic:
Net (loss) income (attributable to common stock)	$(97,473)	$4,166
Average common shares outstanding	2,495,311	2,238,786
Basic earnings per share	$(0.04)	$—

Diluted:
Net (loss) income (attributable to common stock)	$(97,473)	$4,166
Average common shares outstanding	2,495,311	2,238,786
Dilutive effect of stock options	—	10,000
Average common shares outstanding – diluted	2,500,181	2,248,786
Diluted earnings per share	(0.04)	$—

Stock Based Compensation

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

Fair value of options are computed using the Minimum Value Method. A risk-free rate of 3.58% and 3.08% was used for 2004 and 2003, respectively, and a 5-year expected life of the options was used for both years. Zero volatility was used as the Company’s shares are not publicly listed or traded. A dividend of $0.15 per share per year paid quarterly is assumed.

The following table summarizes information and presents the tabular information required under FAS 148. The Company is an S Corporation and there is no tax effect on the numbers presented in this table.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

For the years ended December 31,	2004	2003
Net (loss) income – as reported	$(97,473)	$4,166
Deduct – total stock-based compensation determined under fair value

Based method for all awards	$(117,967)	$—

Pro forma net (loss) income	$(215,440)	$4,166

Loss per share:
Basic – as reported	$(.04)	$—
Basic – pro forma	$(.09)	$—
Diluted – as reported	$(.04)	$—
Diluted – pro forma	$(.09)	$—

Real Estate Owned

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase and is initially recorded at the lower of cost or fair market value at the date of acquisition. Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to hold, rent or to sell the property on a case-by-case basis. Buildings for rental property are depreciated over 30.5 years.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity.

Reclassification

Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE B - LOANS RECEIVABLE

Loans receivable consist of 204 collateralized loans and 7 uncollateralized loans for 2004 and 235 collateralized loans and 8 uncollateralized loans for 2003. The loans receivable originate from various individuals and businesses ranging in balance from $501 to $993,999 for 2004 and $147 to $706,442 for 2003, bearing interest rates ranging from 3 percent to 24 percent in 2004 and from 3 percent to 24 percent in 2003, with a weighted-average yield of 10.89 percent and 10.74 percent, respectively. Uncollateralized loans constitute approximately 0.7 percent and 0.9 percent of the gross loan value at December 31, 2004 and 2003, respectively.

Loans Receivable by Collateral Type

The Company’s loans receivable portfolio consists of the following by type of loans at December 31:

	2004	2003
Primary Collateral Type	Amount	Amount
Residential Real Estate First Trust	$4,251,283	$5,140,758
Collateralized by Business Assets	4,424,12	3,610,141
Collateralized by Investment Property	9,543,663	5,285,001
Residential Real Estate Second Trust	1,116,984	1,073,275
Other Assets (Auto, Stock)	1,013,265	45,539
Other Loans	150,870	167,708

Total loans receivable, gross	$20,500,177	$15,922,424

Plus late charges allowed	20,627	23,797
Less/plus unposed payments	(22,488)	4,693
Less unamortized loan fees	(120,207)	(149,388)
Less allowance for loan losses	(233,311)	(211,000)

Total loans receivable, net	$20,144,798	$15,590,526

Maturities as of December 31, 2004, are as follows:

Year ending December 31,
2005	$11,062,696
2006	2,101,356
2007	1,519,677
2008	583,699
2009	1,057,065
2010 and thereafter	4,175,684

Total loans–gross	20,500,177

The carrying values of the loans receivable approximate their fair value.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE B - LOANS RECEIVABLE - continued

Analysis of the allowance for loan loss is as follows:

Year ending December 31,	2004	2003
Beginning balance	$211,000	$175,899
Provision for loan losses	266,700	146,379
Loans charged off	(249,189)	(116,093)
Recovery of loans previously charged off	4,800	4,815

	$233,311	$211,000

Loans in non-accrual status totaled $583,351 and $441,474 at December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the Company had loans of $2,109,236 and $2,282,688, respectively, which were more than ninety days late and for which the company continues to accrue interest. The Company has collateral for these loans and management believes that both the principal and interest is collectible.

Analysis of impaired loans and associated reserves:

	12/31/04	12/31/03
Total recorded investment in impaired loans at the end of the period	$583,351	$441,474
Amount of that recorded investment for which there is a related allowance for credit losses	$516,126	$163,631
Amount of related allowance for credit losses associated with such investment	$175,117	$120,307
Amount of that recorded investment for which there is no related allowance for credit losses	$67,225	$277,843

	12/31/04	12/31/03
The average recorded investment in impaired loans during the period.	$512,412	$308,436
The related amount of interest income recognized within that period when the loans were impaired.	$-0-	$-0-
The amount of income recognized using a cash basis during the time within that period that the loan was impaired.	$-0-	$-0-

At December 31, 2004 the Company had outstanding loan balances to one borrower and its affiliated entities of $2,978,000 which represented 15% of loans outstanding at that date. Management believes that this concentration is adequately collateralized with first deeds of trust on related real estate.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE C—NOTES PAYABLE, INTEREST EXPENSE AND TYPES OF NOTES

Information related to notes payable at December 31, 2004 and 2003 is as follows:

	2004	2003
Number of notes payable	518	309
Highest balance	$1,355,265	$2,138,712
Lowest balance	$102	$20
Lowest interest rate	4.00%	3.20%
Highest interest rate	9.85%	9.875%
Weighted average interest rate	5.69%	6.0%
Number of accounts greater than $100,000	52	39
Value of accounts over $100,000	$16,153,262	$15,114,067

The fair value of all notes payable is estimated to be $24,661,572 at December 31, 2004 and $19,947,114 at December 31, 2003. This estimate is based on discounted cash flow using the most recent interest rate for loans, and assuming a mid-year payoff of such notes in the year due. Notes payable are collateralized by the loans receivable. Maturities as of December 31, 2004, are as follows:

Year ending December 31,
2005	$16,299,360
2006	2,670,997
2007	3,330,398
2008	1,010,740
2009	1,425,702
2010	80,206

$24,817,403

The maturity date is considered to be the date on which the note first becomes a demand note. Included in the due-in-2005 category is $3,975,296 on one-day demand accounts, which the creditor can withdraw by check and $5,311,854 that requires a 30-day notice before withdrawal can be made.

The Company has three classes of notes payable, Series II, III and IV notes. Series II notes were sold in private offerings by the Company from inception through November 2, 2003. On November 3, 2003 the Company registered a Public Offering with the Securities and Exchange Commission. Subsequent to the November 3, 2003 offering the Company registered a second Public Offering with the Securities and Exchange Commission on August 2, 2004. The Series III and IV notes were sold under the public offerings. The Series III notes are senior to all other debt of the company and are secured with a priority lien on the assets of the Company. The Series IV notes join the Series II notes in right of payment and both are subordinate to senior debt of the Company.

As of December 31, 2004, notes payable outstanding by class of securities is as follows:

Series II	Privately issued subordinated debt	$7,726,567
Series III	Publicly issued senior debt	14,263,633
Series IV	Publicly issued subordinated debt	2,827,203

		$24,817,403

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE C—NOTES PAYABLE, INTEREST EXPENSE AND TYPES OF NOTES - continued

For the year ended December 31, 2004 and 2003, interest expense totaled $1,224,076 and $1,134,445, respectively, and interest paid totaled $619,992 and $565,590, respectively.

NOTE D—MARKETABLE SECURITIES

Marketable securities consists of the following at December 31:

		2004			2003
	Amortized Costs	Market	Gross Unrealized Gain(loss)	Amortized Costs	Market	Gross Unrealized Gain(loss)
Corporate Bonds	$632,211	$623,287	$(8,824)	$2,453,924	$2,481,572	$27,647
Money Market Fund	34,862	34,861	—	39,377	39,377	—
Totals	$667,073	$658,248	$(8,824)	$2,449,281	$2,520,949	$27,647

All of the corporate bonds outstanding at December 31, 2004 mature in between one and five years.

Information related to the sale of marketable securities during the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Gross proceeds	$2,484,950	$1,154,076
Gross gains	$21,795	$9,243
Gross losses	$(3,219)	$(2,541)

NOTE E – OTHER INVESTMENTS

The Company has invested excess funds in a number of development stage companies. Because the Company maintains a minority position in these investments and cannot exert control the investments are accounted for under the cost method of accounting whereby only cash transactions effect the carrying value. There is no readily determinable market value for these investments. Management periodically reviews their status to determine if there has been any impairment to their value.

During 2004, the Company determined that one of these investments was worthless and recognized an impairment loss of $33,000. The carrying value of other investments was $158,872 and $191,872 at December 31, 2004 and 2003, respectively.

NOTE F—WARRANTS, OPTIONS AND OTHER STOCK ISSUED

Stock Option Plans

The Company has granted stock options to employees, shareholders and board members. All options granted vest on the day they are granted. The Company has the following stock options outstanding:

Original Shareholder Options—The five original shareholders were granted options on July 1, 1994, to purchase additional shares of common stock up to 50 percent of their original purchase at $1.00 per share. Granted options allowed the purchase of an additional 235,500 shares of common stock. All of these options were exercised before December 31, 2004.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

Other Stock Options—During fiscal year 1999 the Company granted options to purchase 201,250 shares of common stock at $2.00 per share. These options expired in 2004. During fiscal year 2000 the Company granted options to purchase 50,000 shares of common stock at $2.00 per share in connection with the issuance of a note payable. The options expire in five years, in 2005. During fiscal year 2002 the Company granted options to purchase 100,000 shares of common stock at $2.00 a share. During 2004 the Company granted options to purchase 161,250 shares of common stock at $2.00 per share.

The following depicts option activity for the years ended December 31, 2004 and 2003:

	Number of Shares	Weighted-Average Exercise Price	Range
Options outstanding at end of year–2002	398,939	$1.95	$1.00–2.00
Options granted–2003	—	—	—
Options expired–2003	(27,689)	2.00	2.00

Options outstanding at end of year 2003	371,250	1.96	1.00–2.00
Options granted–2004	161,250	2.00	2.00
Options expired–2004	(201,250)	2.00	2.00
Options exercised-2004	(20,000)	1.00	1.00

Options outstanding at end of year–2004	311,250	$2.00	$2.00

At December 31, 2003 all of the Company’s outstanding options were exercisable. The weighted average exercise price of these options is $2.00 and the weighted average remaining contractual life in years is 3.5.

NOTE G—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2004	2003
Furniture and equipment	$53,025	$53,025
Automobiles	27,074	27,074
Computer software	73,266	57,583

	153,365	137,682
Less: Accumulated depreciation	119,610	98,560

	$33,755	$39,122

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

Depreciation expense related to property and equipment for the years ended December 31, 2004 and 2003, totaled $21,050 and $21,008, respectively.

NOTE H—REAL ESTATE OWNED

Real estate owned currently consists of rental and held for sale real estate.

	2004	2003
Rental property:
Buildings	$668,087	$775,974
Less: Accumulated depreciation	61,864	66,952

	606,223	709,022
Land–rental property	103,750	154,750

Total Rental	$709,973	$863,772

Held for resale:
Buildings	$-0-	$136,482
Land–held for resale	-0-	14,000

Total held for Resale	$-0-	$150,482

Depreciation expense related to rental property for the years ended December 31, 2004 and 2003, totaled $25,201 and $28,314, respectively.

NOTE I—RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

•	Included in loans receivable at December 31, 2004 and 2003, are eight notes and six notes totaling $1,833,611 and $856,798, respectively, from officers, stockholders and a company controlled by an officer.

•	Included in the notes payable balance at December 31, 2004 and 2003, are 52 and 49 notes totaling $5,389,637 and $5,508,831, respectively, which are held by shareholders.

•	A director of our company is a broker at the firm through which we purchase our marketable securities (bonds). He earns one sixteenth of one percent per purchase for providing this service. In 2004, he earned approximately $400 on our trades and in 2003 approximately $2,500.

•	There is a loan of $185,450, shown on the Balance Sheet as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. The stock has a book value of about $47,900 as of December 31, 2004. Accrued interest receivable on this loan totals $69,800 at December 31, 2004.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE J—COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office space under a non-cancelable-operating lease expiring October 31, 2008. The following is a schedule by years of approximate future minimum payments under the lease as of December 31, 2004:

Year ending December 31,
2005	$43,450
2006	45,622
2007	47,903
2008	41,569
Thereafter	—

Total	$178,544

Rent expense under operating leases totaled $43,001 and $40,967 for the years ended December 31, 2004 and 2003, respectively.

NOTE K—OTHER LOANS PAYABLE

As of December 31, 2003 the Company had borrowed $1,300,000 on its margin account which is collaterized by its marketable securities. The interest rate on this account is variable and as of December 31, 2003 was 3.25%. As of December 31, 2004 the Company had no outstanding balance in its brokerage margin account.

NOTE L—LOAN PARTICIPATION

There was one loan as of December 31, 2004 of $207,009, and as of December 31, 2003 of $211,272, one-half owned by a participant in the loan. The Company services the loan for no charge and both the Company and the participant have equal parity in the ownership of the loan.

KH Funding Company

Notes to Financial Statements

For the Years Ended December 31, 2004 and 2003

NOTE M—TRUST ACTIVITIES

The Company became a trustee of IRA accounts in February 2003. The IRA accounts are self-directed. A portion of the assets under the trust have been invested in notes payable of the Company. As a trustee, the Company is subject to Section 1.408-2(e) of the Internal Revenue Code and is subject to reviews by IRS examiners. No such reviews have occurred in 2004 or 2003.

	2004	2003
Total Assets Under Trust	$2,167,256	$1,299,208
Portion of Assets Invested in KH Funding Notes Payable	2,024,117	1,156,069
Portion of Assets Invested in Outside Investments	218,139	143,139

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset changes occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on July 1, 2005. The Company will transition to SFAS No. 123R using the “modified prospective application.” Under the “modified prospective application,” compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2005. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2005 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. The Company is in the process of analyzing the effects of the impact of this standard on its operations.

In November 2003 the Emerging Issues Task Force (“EITF) of the Financial Accounting Standards Board (“FASB”) issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal year ending after December 15, 2003. The abstract provides guidelines on the meaning of other than-temporary impairment and its application to investments in addition to requiring quantitative and qualitative disclosures in the financial statements. The Company has implemented the guidelines of this Consensus. The adoption of this Consensus did not have any impact on the Company’s financial condition, results of operations, or liquidity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

Changes in Internal Controls. No change in our internal control over financial reporting occurred during our fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. KH Funding’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

Audit Committee. Information regarding our Audit Committee is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

Audit Committee Financial Expert. Rules recently adopted by the Securities and Exchange Commission (the “SEC”) require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. Messers. Connor and Shapiro are each an “audit committee financial expert” as that term is defined in Item 401 of Regulation S-B and by the listing standards of the American Stock Exchange.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

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

ITEM 10. EXECUTIVE COMPENSATION

Information regarding compensation paid to our executive officers and directors is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities. Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding transactions between us and our directors and executive officers is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

ITEM 13. EXHIBITS

(a)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

3.1	Articles of Incorporation of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

3.2	Articles of Amendment of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

3.3	Bylaws of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

10.1	1998 Stock Incentive Plan (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

10.2	Selling Agreement by and between KH Funding Company and Capital Financial Services Inc. (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-117038)

10.3	Selling Agreement by and between KH Funding Company and Spencer Edwards, Inc.

21	List of Subsidiaries

23	Consent of Stegman & Co.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Or definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting

*	Being filed separately.

Item 14. Principal Accountant Fees and Services

Information regarding services provided to us by our independent accountants is incorporated by reference from certain pages of our definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2004	KH FUNDING COMPANY

	By:	/s/ Robert L. Harris
Robert L. Harris,
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities as of April 15, 2004.

Name	Title
/s/ Robert L. Harris	President, Chief Executive Officer and Director
Robert L. Harris

/s/ Louise B. Sehman	Chief Financial Officer, Secretary and Treasurer
Louise B. Sehman

/s/ Jack Breskow	Director
Jack Breskow

/s/ Jeremiah A. Connor	Director
Jeremiah A. Connor

/s/ Dr. Mervyn Feldman	Director
Dr. Mervyn Feldman

/s/ Solomon Kaspi	Director
Solomon Kaspi

/s/ Jin S. Kim	Director
Jin S. Kim

/s/ Alvin Shapiro	Director
Alvin Shapiro

EXHIBIT INDEX

3.1	Articles of Incorporation of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

3.2	Articles of Amendment of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

3.3	Bylaws of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

10.1	1998 Stock Incentive Plan (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

10.2	Selling Agreement by and between KH Funding Company and Capital Financial Services Inc. (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-117038)

10.3	Selling Agreement by and between KH Funding Company and Spencer Edwards, Inc.

21	List of Subsidiaries

23	Consent of Stegman & Co.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Or definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting

*	Being filed separately.