Form 10QSB
period 2005-03-31
KH FUNDING CO
filed 2005-05-20
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of March 31, 2005
Common Stock, $0.01 par value per share	2,505,556

Transitional Small Business Disclosure Format (Check One);    YES  ☐    NO  ☒

PART I – FINANCIAL INFORMATION

KH FUNDING COMPANY

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash	$4,910,439	$2,669,845
Investments Available for Sale:
Marketable Securities – at fair value	622,798	658,248
Other	158,872	158,872
Loans, Less Allowance for Loan Losses ($244,878, $233,311, Respectively)	24,138,978	20,144,798
Accrued Interest Receivable	992,441	853,448
Other Receivables	265,190	537,737
Prepaid Expenses	473,861	445,470
Property and Equipment—Net	52,735	33,755
Real Estate Owned: Rental Property	818,985	709,973
Other Assets	9,803	9,803

Total Assets	$32,444,102	$26,221,949

Liabilities and Stockholders’ Equity

Liabilities
Notes and Accrued Interest Payable	$31,237,706	$24,817,403
Other Loans Payable	200	66,200
Participation Loans	108,255	107,248
Accounts Payable and Accrued Payroll Liabilities	7,514	1,900
Escrows and Deposits	39,799	33,346

Total Liabilities	31,393,474	25,026,097

Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 2,505,556 shares and 2,505,556 shares, respectively, issued and outstanding; $0.01 par value)	25,056	25,056
Additional Paid-in-Capital	1,654,685	1,750,443
Accumulated Deficit	(386,218)	(385,373)
Less Subscription Note Receivable	(185,450)	(185,450)
Accumulated other Comprehensive Loss	(57,445)	(8,824))

Total Stockholders’ Equity	1,050,628	1,195,852

Total Liabilities and Stockholders’ Equity	$32,444,102	$26,221,949

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)
Interest Income
Interest and Fees on Loans	$634,921	$458,327
Interest on Bank Accounts	18,015	571
Interest on Investments —Marketable Securities	7,015	30,283
Other Interest	27,856	6,084

Total Interest Income	687,807	495,265

Interest Expense
Interest and Fees on Borrowing	444,552	289,409
Interest on Participations	3,601	3,651

Total Interest Expense	448,153	293,060

Net Interest Income	239,654	202,205
Provision for Loan Losses	36,000	20,000

Net Interest Income after Provision for Loan Losses	203,654	182,205

Non-interest Income
Rental Income	16,596	20,054
Recognized Loss on Impairment of Securities	—	(33,000)
Other	6,365	2,942

Total Non-Interest Income (expense)	22,961	(10,004)

Non-interest Expense
Salaries and Wages	87,838	64,933
Professional Fees	19,058	30,097
Offering Costs	42,705	27,494
Administration	20,998	10,811
Real Estate Maintenance	7,456	9,373
Insurance	15,853	19,933
Depreciation	11,150	13,497
Rent	11,208	10,659
Bank Charges	5,896	5,343
Other	5,298	8,012

Total Non-Interest Expense	227,460	200,152

Net Loss	$(845)	$(27,951)

Basic and diluted loss per share	$—	$(0.01)
Cash dividends paid per common share	$0.04	$0.04

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2004	2,485,066	$24,851	$2,102,765	$(287,900)	$(185,450)	$27,647	$1,681,913
Dividend Declared	—	—	(92,891)	—	—	—	(92,891)

Comprehensive Income:
Net Loss for the Period Ended March 31, 2004				(27,951)	—	—	(27,951)
Change in Market Value of Investments				—	—	55,901	55,901

Total Comprehensive Income for the Period							27,950

Balances at March 31, 2004	2,485,066	$24,851	$2,009,874	$(315,851)	$(185,450)	$83,548	$1,616,972

Balances at January 1, 2005	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852
Dividend Declared	—	—	(95,758)	—	—	—	(95,758)

Comprehensive Income:
Net Loss for the Period Ended March 31, 2005				(845)	—	—	(845)
Change in Fair Value of Investments				—	—	(48,621)	(48,621)

Total Comprehensive Loss							(49,466)

Balances at March 31, 2005	2,505,556	$25,056	$1,654,685	$(386,218)	$(185,450)	$(57,445)	$1,050,628

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
Reconciliation of Net Loss to Net Cash from Operating Activities
Net Loss	$(845)	$(27,951)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Depreciation	11,150	13,497
Decrease (Increase) in Prepaid Expenses	14,314	(12,834)
Amortization of Loan Fees	(15,468)	(15,300)
Provision for Loan Losses	36,000	20,000
Increase in Interest Receivable	(152,164)	(26,881)
Decrease in Accrued Late Charges	3,112	6,441
Principal Repayments from Borrowers	4,883,913	1,878,995
Loans Made to Borrowers	(9,008,136)	(1,519,085)
Amortization of Prepaid Offering Costs	(42,705)	(27,000)
Recognized Loss on Impairment of Investments	—	33,000
Increase in Interest Payable (Included in notes payable)	290,217	201,565
Increase in Accounts Payable and Accrued Payroll Liabilities	5,614	2,978

Net Cash (Used in) Provided by Operating Activities	(3,974,998)	527,425

Cash Flows from Investing Activities
Purchase of Marketable Securities and Other Investments	—	(27,243)
Decrease in Other Receivables	272,547	1,014,855
Purchase of Fixed Assets	(24,397)	(6,097)
Proceeds from Sale of Real Estate Held for Resale	—	90,795
Payments on Real Estate Owned	(8,346)	(1,699)
Other Assets	—	100

Net Cash Provided by Investing Activities	239,804	1,070,711

Cash Flows from Financing Activities
Proceeds from Investor Notes	22,189,236	7,669,795
Principal Payments on Investor Notes	(16,059,150)	(8,289,414)
Increase (Decrease) in Participation Loans	1,007	(163)
Payments on Borrowings	(66,000)	(1,300,000)
Payment of Dividends	(95,758)	(92,891)
Increase (Decrease) in Escrow and Security Deposits	6,453	(25,547)

Net Cash Provided by (Used in) Financing Activities	5,975,788	(2,038,220)

Net Increase/(Decrease) in Cash	2,240,594	(440,084)
Cash Balance, Beginning of Period	2,669,845	1,684,962

Cash Balance, End of Period	$4,910,439	$1,244,878

Supplemental Cash Flow Information
Interest Paid	$141,657	$91,495
Transfer of Loans to Other Real Estate Owned	$106,399	$—

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

The financial statements for the three month periods ended March 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements contained in Form SB-2 of KH Funding Company (the “Company”) which was filed with the Securities and Exchange Commission and became effective on August 2, 2004 and Form 10-KSB for the year ended December 31, 2004 filed on April 15, 2005.

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For this calculation the effect of 311,250 and 331,250 options have been excluded as their effect is antidilutive due to the losses for the three months ended March 31, 2005 and 2004, respectively.

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

Nature of Operation

The Company conducts both mortgage and investment banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. The Company emphasizes the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. The Company also purchases first and second trust residential loans nationwide from other lenders and banks.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	For The Three Months Ended March 31,
	2005	2004
	(unaudited)
Basic:
Net (Loss) Income (Attributable to Common Stock)	$(845)	$(27,951)
Average Common Shares Outstanding	2,505,556	2,485,066
Basic Earnings Per Share	$—	$(0.01)

Diluted:
Net (Loss) Income (Attributable to Common Stock)	$(845)	$(27,951)
Average Common Shares Outstanding	2,505,556	2,485,066
Dilutive Effect of Stock Options	—	—
Average Common Shares Outstanding – Diluted	2,505,556	2,485,066
Diluted Earnings Per Share	$—	$(0.01)

Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation and related interpretations in accounting for its stock compensation plan. No compensation expense related to stock options was recorded during the three-month periods ended March 31, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would not have changed because no stock options were granted or were being earned in the three month periods ending March 31, 2005 and 2004.

NOTE B— IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired (or Nonaccrual) if it is probable that the company will not collect all principal and interest payments according to the loan’s contracted terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Information with respect to impaired loans and the related valuation allowance is shown below:

	March 31, 2005	December 31, 2004
Impaired loans with valuation allowance	$733,518	$516,126
Impaired loans with no valuation allowance	183,301	67,225

Total impaired loans	$916,819	$583,351

Allowance for credit losses applicable to impaired loans	$221,615	$175,117
Allowance for credit losses applicable to other than impaired loans	23,263	58,194

Total allowance for loan losses	$244,878	$233,311

	March 31, 2004	March 31, 2005

Amount of interest income recognized within three month period when the loans were impaired	$-0-	$-0-
Amount of interest income recognized using a cash basis during the three month period when the loans were impaired	$-0-	$-0-

Analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Beginning balance	$233,311	$211,000
Additions charged to expenses	36,000	20,000
Write-off of loans	(24,433)	(2,214)
Recovery of loans previously charged off	—	—

Balance at end of period	$244,878	$228,786

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE C—INVESTMENTS

Marketable securities consists of the following at the periods indicated:

	March 31, 2005
	Carrying Value	Fair Value	Unrealized Loss
Corporate Bonds (Net of Premium)	$629,475	$572,030	$(57,445)
Money Market Fund	34,941	34,941	—
Accrued Interest-Corporate Bonds	15,827	15,827	—

	$680,243	$622,798	$(57,445)

	December 31, 2004
	Carrying Value	Fair Value	Unrealized Loss
Corporate Bonds (Net of Premium)	$632,211	$623,287	$(8,824)
Money Market Fund	34,862	34,861	—

	$667,073	$658,248	$(8,824)

NOTE D—RELATED PARTY TRANSACTIONS

The Company engaged in the following related party transactions:

Included in notes receivable at December 31, 2004, are 6 notes totaling $1,833,611 and as of March 31, 2005 are 11 notes totaling $1,443,541 from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2004, are 58 notes totaling $5,443,947, and as of March 31, 2005 are 59 notes totaling $5,585,836 which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at March 31, 2005 and December 31, 2004 as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. Accrued interest receivable on this loan totals $73,025 and $69,800 at March 31, 2005 and December 31, 2004, respectively.

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE E—SUBSEQUENT MATERIAL EVENTS

On April 19, 2005 we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission. We applied to register $120,000,000 of Series 3 Senior Secured Investment Debt Securities and $30,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. As of the date of this filing of this 10-QSB the registration is not effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation and other sections of this Report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our Investment Debt Securities payable on demand by the holders, delinquencies in our loan portfolio, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this Report. The Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Overview

KH Funding Company (the “Company”) conducts both mortgage and investment banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second trust residential loans nationwide from other lenders and banks.

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

Recent Developments

Broker-Dealers. The Company has been expanding the wholesale distribution for its investment products by engaging in strategic alliances with several major financial services firms throughout the country. We currently have signed selling agreements with two NASD Broker-Dealers with a network of over 170 registered representatives in the Midwest and West. These alliances give us the ability to sell our Investment Debt Securities through a network of financial consultants in defined geographic locations. To date, our wholesale distribution plan has been very successful, establishing close to 300 new investment accounts providing over $8,000,000 in funds to the Company. We plan to further increase our wholesale network, and are currently in negotiations with several NASD member Broker Dealers interested in distributing our notes in parts of the United States where we are not currently represented.

Critical Accounting Policies

Our significant accounting policies are disclosed in the footnotes to the financial statements included in Form 10-KSB. Management believes the following significant accounting policies also are considered critical accounting policies:

Loan Impairment – A loan is considered impaired when, based on available information or current events, it is probable that we will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. We measure impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that the foreclosure is probable.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Assets. Total assets increased $6.22 million, from $26.22 million at December 31, 2004 to $32.44 million at March 31, 2005. The size of our loan portfolio increased $4 million ending at $24.14 million. Cash increased $2.24 million, from $2.67 million at December 31, 2004 to $4.91 million at March 31, 2005.

Liabilities. Total liabilities increased $6.36 million, from $25.03 million at December 31, 2004 to $31.39 million at March 31, 2005. The increase was due to an increase of $6.42 million in notes payable to investors.

Equity. Total stockholders’ equity decreased from $1.2 million at December 31, 2004 to $1.05 million at March 31, 2005. The decrease was due to the payment of dividends and a decrease in the value of marketable investment securities.

Past Due Loans. We generally make “hard collateral” loans, loans based largely on collateral value or, where the value of the collateral is below 70% of the loan amount. As of March 31, 2005 we had fourteen loans on our books that were more than 90 days late but are still accruing interest. The total amount due on these loans was $1,719,211. Eight of the loans, totaling $1,580,080, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and the other six loans are paying currently or we anticipate that they will be doing so shortly. We continue to accrue interest on these loans based on the underlying collateral value. We monitor these loans on a consistent basis.

Non-accrual Loans. As of March 31, 2005, there were 26 loans in non-accrual status with a value of $916,819. The majority of these loans are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect any significant loss. We have a specific reserve of $221,615 and a general reserve of $23,263 as part of our total reserve of $244,878 for these loans.

Comparison of Operating Results for Three Months Ended March 31, 2005 and 2004

The average yield earned on loans receivable was 10.65% for the three months ended March 31, 2005 and 10.80% for the three months ended March 31, 2004. The average rate paid on investor accounts increased to 5.90% for the three months ended March 31, 2005 from 5.63% for the three months ended March 31, 2004, due primarily to an increase in the rate we are paying on investor notes. Overall, the net margin on interest decreased to 4.75% for the three months ended March 31, 2005, from 5.17% for the three months ended March 31, 2004. this net margin is calculated using note rates and excludes fee income and expense.

Net Income. Net loss for the three months ended March 31, 2005 was $845, compared to a loss of $27,951 for the three months ended March 31, 2004

Interest Income. Total interest income was $687,807 for the three months ended March 31, 2005, compared to $495,265 for the same period in 2004. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $448,153 for the three months ended March 31, 2005, and $293,060 for the same period in 2004. The additional expense resulted from an increase in investor accounts. The interest expense includes the amortization of fees paid to Brokers-Dealers for the sale of investor notes.

Provision for Loan Losses. Our provision for loan losses was $36,000 for the three months ended March 31, 2005, compared to $20,000 for the three months ended March 31, 2004. This increased the loan loss reserve after write-offs to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $22,961 during the three months ended March 31, 2005 compared to expense of ($10,004) for the same period in 2004. The majority of the income is rental income from real estate owned. For the earlier period the company recognized a loss on the impairment of nonmarketable investments of $33,000, causing a overall negative result.

Non-Interest Expense. We experienced an increase in non-interest expense to $227,460 for the three months ended March 31, 2005 from $200,152 for the three months ended March 31, 2004. The majority of the increase was for salaries and wages, offering costs and administration costs.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax items appear in the financial statements.

Liquidity and Capital Resources

KH Funding Company’s primary sources of funding are the proceeds from the sale of notes payable to investors, principal and interest payments on loans, sales of participation interests in loans and rental income. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day demand notes can cause volatility in our cash balances.

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

Redemption of Notes Payable. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a note payable, the funds for redemption are immediately available. Of course, part of our investment strategy is to place funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. Only holders of thirty-day demand notes can ask for funds sooner than 90 days, and if the funds will not be available within thirty days, we will sell some of our mortgage loans (notes receivables) to have the funds available to meet requests for funds from these note holders. All other types of notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans (notes receivables) in bulk to fund redemption requests from note holders.

The Company strives to maintain sufficient liquidity to meet all redemption requests. We normally hold 10% to 20% of our assets in cash and cash equivalents to fund redemptions of one-day accounts. This amount has historically been sufficient for us to meet our obligations. Also, if required, we are able to sell loans within 30 days to raise cash to meet redemption requests from 30-day account holders or within 90 days to meet early redemption requests from term account note holders.

Plan to Raise Additional Capital. We intend to continue to expand our operations through future public offerings of investor notes, and we may raise funds from private placement of our capital stock. See Note E to the Accompanying Interim Unaudited Financial Statements. However, there is no assurance that such transactions will occur or be successful.

We also expect that we will be able to attract more investors who are interested in our longer-term fixed rate notes. Since February 2003, we have been offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a long-term nature, which complements our preferred mode of investing.

Known Trends, Events of Uncertainties

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

Stockholders’ Equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 10.6% at December 31, 1999 to 3.2% at March 31, 2005. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29, Accounting for Nonmonetary Transactions.”

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

There were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: May 20, 2005
/s/ Louis B. Sehman
Louise B. Sehman
Chief Financial Officer, Secretary and Treasurer

(Ms. Sehman is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)