Form 10QSB
period 2005-06-30
KH FUNDING CO
filed 2005-08-15
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number 333-124155

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

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of June 30, 2005
Common Stock, $0.01 par value per share	2,505,556

Transitional Small Business Disclosure Format (Check One);    YES  ☐    NO  ☒

KH FUNDING COMPANY

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash	$4,075,272	$2,669,845
Investments Available for Sale:
Marketable Securities – at fair value	623,736	658,248
Other	158,872	158,872
Loans, Less Allowance for Loan Losses (2005) $233,450 (2004) $233,311	29,209,961	20,144,798
Accrued Interest Receivable	887,003	853,448
Other Receivables	205,045	537,737
Prepaid Expenses	600,558	445,470
Property and Equipment—Net	57,469	33,755
Real Estate Owned: Rental Property	817,594	709,973
Other Assets	9,803	9,803

Total Assets	$36,645,313	$26,221,949

Liabilities and Stockholders’ Equity

Liabilities
Notes and Accrued Interest Payable	$35,436,561	$24,817,403
Other Loans Payable	200	66,200
Participation Loans	106,697	107,248
Accounts Payable and Accrued Payroll Liabilities	3,114	1,900
Escrows and Deposits	96,430	33,346

Total Liabilities	35,643,002	25,026,097

Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 2,505,556 (2005) shares and 2,505,556 (2004) shares, issued and outstanding; $0.01 par value)	25,056	25,056
Additional Paid-in-Capital	1,604,374	1,750,443
Accumulated Deficit	(383,336)	(385,373)
Less Subscription Note Receivable	(185,450)	(185,450)
Accumulated other Comprehensive Loss	(58,333)	(8,824)

Total Stockholders’ Equity	1,002,311	1,195,852

Total Liabilities and Stockholders’ Equity	$36,645,313	$26,221,949

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest Income
Interest and Fees on Loans	$738,294	$457,738	$1,373,215	$916,066
Interest on Bank Accounts	24,624	1,142	42,639	1,712
Interest on Investments —Marketable Securities	7,699	30,693	14,714	60,975
Other Interest	21,218	23,553	49,074	29,638

Total Interest Income	791,835	513,126	1,479,642	1,008,391

Interest Expense
Interest and Fees on Notes Payable	519,805	292,509	964,357	581,918
Interest on Participations	3,629	3,632	7,230	7,284

Total Interest Expense	523,434	296,141	971,587	589,202

Net Interest Income	268,401	216,985	508,055	419,189
Provision for Loan Losses	29,000	24,000	65,000	44,000

Net Interest Income after Provision for Loan Losses	239,401	192,985	443,055	375,189

Non-interest Income
Rental Income	16,010	16,870	32,606	36,924
Loss on Investments	—	—	—	(33,000)
Other	3,976	2,250	10,341	5,193

Total Non-Interest Income	19,986	19,120	42,947	9,117

Non-interest Expense
Salaries and Wages	86,834	69,028	174,672	136,855
Professional Fees	37,084	37,266	56,142	67,363
Offering Costs	45,375	26,133	88,080	53,627
Administration	23,396	24,886	44,394	35,697
Real Estate Maintenance	9,627	12,143	17,083	20,428
Insurance	18,141	17,359	33,994	37,293
Depreciation	12,430	11,757	23,580	26,341
Rent	11,208	10,659	22,416	21,318
Bank Charges	7,147	7,012	13,043	12,355
Other	5,263	9,922	10,561	17,935

Total Non-Interest Expense	256,505	226,165	483,965	429,212

Net Income (Loss)	$2,882	$(14,060)	$2,037	$(44,906)

Basic and diluted loss per share	$—	$(0.01)	$—	$(0.02)
Cash dividends paid per common share	$0.02	$0.04	$0.06	$0.08

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2004	2,485,066	$24,851	$2,102,765	$(287,900)	$(185,450)	$27,647	$1,681,913

Additional Stock	22,788	228	25,833	—	—	—	26,061

Stock Redeemed	(2,298)	(23)	(5,058)	—	—	—	(5,081)

Dividend Declared	—	—	(185,780)	—	—	—	(185,780)
Comprehensive Income:
Net (Loss) for the Period	—	—	—	(44,906)	—	—	(44,906)
Change in Market Value of Investments						(16,449)	(16,449)

Total Comprehensive Loss for the Period							(61,355)

Balances at June 30, 2004	2,505,556	$25,056	$1,937,760	$(332,806)	$(185,450)	$11,198	$1,455,758

Balances at January 1, 2005	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852
Dividend Declared	—	—	(146,069)	—	—	—	(146,069)
Comprehensive Income:
Net Income for the Period	—	—	—	2,037	—	—	2,037
Change in Market Value of Investments						(49,509)	(49,509)

Total Comprehensive Loss for the Period							(47,472)

Balances at June 30, 2005	2,505,556	$25,056	$1,604,374	$(383,336)	$(185,450)	$(58,333)	$1,002,311

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash from Operating Activities
Net Income (Loss)	$2,037	$(44,906)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Depreciation	23,580	26,341
(Increase) in Prepaid Expenses	(67,008)	(15,421)
Provision for Loan Losses	65,000	44,000
Recovery of Prior Write-off	6,500	—
Increase in Accrued Interest Receivable	(48,552)	(45,302)
Increase in Accrued Interest Payable (Included in notes payable)	620,452	339,603
Loss on Write-down of Investment	—	33,000
Increase in Accounts Payable and Accrued interest	1,214	2,664
(Loss) on Sale of Assets	—	(2,785)
Amortization of Loan Fee Income	(31,873)	(30,300)
Decrease in Accrued Late Charges	12,508	6,941
Offering Costs	(88,080)	(53,627)

Net Cash Provided by (Used in) Operating Activities	495,778	(260,208)

Cash Flows from Investing Activities
Proceeds from Sale of Real Estate Held for Resale	—	90,795
Collections of Other Receivables	—	1,000,000
Purchase of Marketable Securities and Other Investments	—	(75,338)
Net Increase in Loans Receivable	(9,223,698)	(1,164,130)
Payments for Other Receivables	332,692	(43,997)
Purchase of Real Estate Owned	(13,409)	(1,398)
Purchase of Fixed Assets	(35,107)	(9,795)
Other Assets	—	(1,000)

Net Cash Used in Investing Activities	(8,939,522)	(204,863)

Cash Flows from Financing Activities
Proceeds from Investor Notes	45,593,198	17,204,971
Principal Payments on Investor Notes	(35,594,492)	(16,914,571)
Proceeds from Common Stock	—	26,061
(Payments) Collections in Participation Loans	(550)	805
Payments on Borrowings	(66,000)	(1,300,200)
Payment of Dividends	(146,069)	(185,780)
Redemption of Common Stock	—	(5,081)
Increase (Decrease) in Escrows and Deposits	63,084	(13,693)

Net Cash Provided by (Used in) Financing Activities	9,849,171	(1,187,488)

Net Increase/(Decrease) in Cash	1,405,427	(1,132,143)
Cash Balance, Beginning of Period	2,669,845	1,684,962

Cash Balance, End of Period	$4,075,272	$552,819

Supplemental Cash Flow Information
Interest Paid	$374,050	$249,599
Transfer of Loans to Other Real Estate Owned	$106,399	$—

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

The financial statements for the six month periods ended June 30, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements contained in Form SB-2 of KH Funding Company (the “Company”) which was filed with the Securities and Exchange Commission and became effective on July 15, 2005 and Form 10-KSB for the year ended December 31, 2004 filed on April 15, 2005.

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options (all outstanding options are anti-dilutive).

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Basic:
Net Income (Loss) (Attributable to Common Stock)	$2,882	$(14,060)	$2,037	$(44,906)
Weighted Average Common Shares Outstanding	2,505,556	2,486,232	2,505,556	2,485,649
Basic Earnings Per Share	$—	$(0.01)	$—	$(0.02)

Diluted:
Net Income (Loss) (Attributable to Common Stock)	$2,882	$(14,060)	$2,037	$(44,906)
Weighted Average Common Shares Outstanding	2,505,556	2,486,232	2,505,556	2,485,649
Dilutive Effect of Stock Options	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	2,505,556	2,486,232	2,505,556	2,485,649
Diluted Earnings Per Share	$—	$(0.01)	$—	$(0.02)

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

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation and related interpretations in accounting for its stock compensation plan. No compensation expense related to stock options was recorded during the six or three month periods ended June 30, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would not have changed because no stock options were granted or were earned in the six month periods ending June 30, 2005 and 2004.

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

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Information with respect to impaired loans and the related valuation allowance is shown below:

	June 30, 2005	December 31, 2004
Impaired loans with valuation allowance	$800,276	$516,126
Impaired loans with no valuation allowance	—	67,225

Total impaired loans	800,276	$583,351

Allowance for credit losses applicable to impaired loans	$197,288	$175,117
Allowance for credit losses applicable to other than impaired loans	36,162	58,194

Total allowance for loan losses	$233,450	$233,311

	June 30, 2004	June 30, 2005
Amount of interest income recognized within six month period when the loans were impaired	$—	$—
Amount of interest income recognized using a cash basis during the six month period when the loans were impaired	$—	$—

Analysis of the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Beginning balance	$233,311	$211,000
Additions charged to expenses	65,000	44,000
Write-off of loans	(71,361)	(61,372)
Recovery of loans previously charged off	6,500	—

Balance at end of period	$233,450	$193,628

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE C—INVESTMENTS

Marketable securities consists of the following at the periods indicated:

	June 30, 2005
	Carrying Value	Fair Value	Unrealized Loss
Corporate Bonds (Net of Premium)	$627,424	$569,091	$(58,333)
Money Market Fund	54,645	54,645	—

	$682,069	$623,736	$(58,333)

	December 31, 2004
	Carrying Value	Fair Value	Unrealized Loss
Corporate Bonds (Net of Premium)	$632,211	$623,387	$(8,824)
Money Market Fund	34,861	34,861	—

	$667,072	$658,248	$(8,824)

Other investments available for sale of $158,872 at June 30, 2005 and December 31, 2004 consists of equity investment in private companies. The costs of these non-marketable securities approximates their fair market value.

NOTE D—RELATED PARTY TRANSACTIONS

The Company engaged in the following related party transactions:

Included in notes receivable at December 31, 2004, are 6 notes totaling $1,833,611 and as of June 30, 2005 are 11 notes totaling $2,280,364 from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2004, are 58 notes totaling $5,443,947, and as of June 30, 2005 are 61 notes totaling $5,682,531 which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at June 30, 2005 and December 31, 2004 as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. Accrued interest receivable on this loan totals $73,025 and $69,800 at June 30, 2005 and December 31, 2004, respectively.

KH FUNDING COMPANY

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE E—SUBSEQUENT MATERIAL EVENTS

On April 19, 2005 we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission. We applied to register $120,000,000 of Series 3 Senior Secured Investment Debt Securities and $30,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. The Registration became effective on July 15, 2005.

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

Recent Developments

On July 15, 2005, our registration statement on Form SB-2 (333-124155) was declared effective by the U.S. Securities and Exchange Commission. We registered $120,000,000 of Series 3 Senior Secured Investment Debt Securities and $30,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. The offering is not underwritten and the Notes are being sold on a best efforts basis by Mr. Robert L. Harris, who is not compensated for such services, and by Capital Financial Services and Spencer Edwards Inc., NASD member broker-dealers, who are compensated for their services.

Critical Accounting Policies

Our significant accounting policies are disclosed in the footnotes to the financial statements included in Form 10-KSB for the year ended December 31, 2004. Management believes the following significant accounting policies also are considered critical accounting policies:

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Assets. Total assets increased $10.42 million, from $26.22 million at December 31, 2004 to $36.64 million at June 30, 2005. The size of our loan portfolio increased $9.0 million ending at $29.21 million. Cash increased $1.41 million, from $2.67 million at December 31, 2004 to $4.08 million at June 30, 2005. The increase in total assets is primarily a result of the receipt of funds from our continuing offering of investor notes. See “Liquidity and Capital Resources”

Liabilities. Total liabilities increased $10.61 million, from $25.03 million at December 31, 2004 to $35.64 million at June 30, 2005. The increase was due to an increase of $10.62 million in notes payable to investors.

Equity. Total stockholders’ equity decreased from $1.2 million at December 31, 2004 to $1.00 million at June 30, 2005. The decrease was due to the payment of dividends and a decrease in the value of marketable investment securities.

Past Due Loans. We generally make “hard collateral” loans, loans based largely on collateral value or, where the value of the loan is below 70% of the collateral value. As of June 30, 2005 we had 16 loans on our books that were more than 90 days late but are still accruing interest. The total amount due on these loans was $1,331,667. Eight of the loans, totaling $935,386, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and the other eight loans are paying currently or we anticipate that they will be doing so shortly. We continue to accrue interest on these loans based on the underlying collateral value and payment history. We monitor these loans on a consistent basis.

Non-accrual Loans. As of June 30, 2005, there were 21 loans in non-accrual status with a value of $800,276. The majority of these loans are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect any significant loss. We have a specific reserve of $197,288 and a general reserve of $36,162 as part of our total reserve of $233,450 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Six Months Ended June 30, 2005 and 2004

The average yield earned on loans receivable was 10.72% for the six months ended June 30, 2005 and 10.63% for the six months ended June 30, 2004. The average rate paid on investor accounts increased to 5.94% for the six months ended June 30, 2005 from 5.59% for the six months ended June 30, 2004, due primarily to an increase in the rate we are paying on investor notes. Overall, the net margin on interest decreased to 4.78% for the six months ended June 30, 2005, from 5.04% for the six months ended June 30, 2004. This net margin is calculated using note rates and excludes fee income and expense.

Net Income. Net Income for the six months ended June 30, 2005 was $2,037, compared to a loss of $44,906 for the six months ended June 30, 2004. The modest improvement in net income is a result of our increase in scale as we have overcome an increase in expenses due to our public offerings that we began in 2003.

Interest Income. Total interest income was $1.5 million for the six months ended June 30, 2005, compared to $1.0 million for the same period in 2004. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $971,587 for the six months ended June 30, 2005, and $589,202 for the same period in 2004. The additional expense resulted from an increase in investor accounts. The interest expense includes the amortization of fees paid to Brokers-Dealers for the sale of investor notes.

Provision for Loan Losses. We added $65,000 to our provision for loan losses for the six months ended June 30, 2005, compared to $44,000 for the six months ended June 30, 2004. This increased the loan loss reserve after write-offs to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $42,947 during the six months ended June 30, 2005 compared to $9,117 for the same period in 2004. The majority of the income is rental income from real estate owned. For the earlier period the company recognized a loss on the impairment of nonmarketable investments of $33,000.

Non-Interest Expense. We experienced an increase in non-interest expense to $483,965 for the six months ended June 30, 2005 from $429,212 for the six months ended June 30, 2004. The majority of the increase was for salaries and wages, offering costs and administration costs.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax items appear in the financial statements.

Liquidity and Capital Resources

KH Funding Company’s primary sources of funding are the proceeds from the sale of notes payable to investors, principal and interest payments on loans, sale of loans and rental income. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day demand notes can cause volatility in our cash balances.

The table below illustrates the Sales of Notes versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,776	92.74%
2004	$49,008,102	$44,786,895	91.39%
Six Months Ended June 30, 2005	$45,593,198	$35,594,492	78.07%

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

Plan to Raise Additional Capital. We continue to expand our operations through our public offerings of investor notes. We may raise equity funds from private placement of our capital stock. However, there is no assurance that such transactions will occur or be successful.

We have been able to attract more investors who are interested in our longer-term fixed rate notes. Since February 2003, we have been offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a long-term nature, which complements our preferred mode of investing.

Known Trends, Events of Uncertainties

Impact of Inflation and Interest Rates. The financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans made by the Company to its borrowers. Unlike typical industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on our performance than the effects of inflation generally.

Stockholders’ Equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 10.6% at December 31, 1999 to 2.7% at June 30, 2005. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. In future periods the Company expects dividend distributions to be equal to or less than the net income in order to inhibit further decreases in stockholder equity.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 8, 2005 we were notified that a lawsuit had been filed against us (In Circuit Court of Montgomery County, Maryland) by a company known as SBM Financial, LLC (SBM). SBM claims to operate a business similar to the Company. SBM claims that we have intentionally interfered with the ability of SBM to retain their existing investors. We believe that their claim is groundless. At present, we expect no material impact to KH Funding as a result of this litigation.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

Exhibit 31.1-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY
(Registrant)

Date: August 15, 2005
/s/ Louis B. Sehman
Louise B. Sehman
Chief Financial Officer, Secretary and Treasurer

(Ms. Sehman is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)