Form 10QSB
period 2005-09-30
KH FUNDING CO
filed 2005-11-14
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of September 30, 2005
Common Stock, $0.01 par value per share	2,505,556

Transitional Small Business Disclosure Format (Check One);    YES  ☐    NO  ☒

PART I – FINANCIAL INFORMATION

KH FUNDING COMPANY

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash	$6,121,189	$2,669,845
Investments Available for Sale:
Marketable Securities – at fair value	612,629	658,248
Other	158,872	158,872
Loans, Less Allowance for Loan Losses (2005) $272,450 (2004) $233,311	35,865,026	20,144,798
Accrued Interest Receivable	1,121,912	853,448
Other Receivables	153,239	537,737
Prepaid Expenses	634,701	445,470
Property and Equipment—Net	58,470	33,755
Real Estate Owned: Rental Property	758,039	709,973
Other Assets	15,990	9,803

Total Assets	$45,500,067	$26,221,949

Liabilities and Stockholders’ Equity

Liabilities
Notes and Accrued Interest Payable	$44,355,488	$24,817,403
Other Loans Payable	5,694	66,200
Participation Loans	110,368	107,248
Accounts Payable and Accrued Payroll Liabilities	2,544	1,900
Escrows and Deposits	105,196	33,346

Total Liabilities	44,579,290	25,026,097

Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 2,505,556 shares, issued and outstanding; $0.01 par value)	25,056	25,056
Additional Paid-in-Capital	1,554,463	1,750,443
Accumulated Deficit	(405,671)	(385,373)
Less Subscription Note Receivable	(185,450)	(185,450)
Accumulated Other Comprehensive Loss	(67,621)	(8,824)

Total Stockholders’ Equity	920,777	1,195,852

Total Liabilities and Stockholders’ Equity	$45,500,067	$26,221,949

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest Income
Interest and Fees on Loans	$881,827	$500,674	$2,255,042	$1,416,740
Interest on Bank Accounts	32,281	29,913	74,920	90,889
Interest on Investments —Marketable Securities	7,708	837	22,422	2,550
Other Interest	3,469	3,245	52,543	32,883

Total Interest Income	925,285	534,669	2,404,927	1,543,062

Interest Expense
Interest and Fees on Notes Payable	644,936	319,055	1,609,293	888,652
Interest on Participations	3,669	3,632	10,899	10,916

Total Interest Expense	648,605	322,687	1,620,192	899,568

Net Interest Income	276,680	211,982	784,735	643,494
Provision for Loan Losses	39,000	70,700	104,000	114,700

Net Interest Income after Provision for Loan Losses	237,680	141,282	680,735	528,794

Non-interest Income
Rental Income	14,030	17,864	46,636	54,788
Loss/Gain on Sale of Real Estate Owned	(21,694)	55,615	(21,694)	55,615
Recognized Loss on Impairment of Securities	—	—	—	(33,000)
Other	5,671	2,840	16,012	8,032

Total Non-Interest Income	(1,993)	76,319	40,954	85,435

Non-interest Expense
Salaries and Wages	88,617	82,954	263,289	219,809
Professional Fees	36,616	27,173	92,758	94,537
Offering Costs	52,312	34,344	140,392	87,971
Administration	26,044	22,545	70,438	70,563
Real Estate Maintenance	4,832	8,656	21,915	29,085
Insurance	13,454	13,072	47,448	50,365
Depreciation	12,716	11,549	36,296	37,890
Rent	11,207	10,659	33,623	31,976
Bank Charges	5,655	6,917	18,698	19,272
Other	6,569	7,192	17,130	25,127

Total Non-Interest Expense	258,022	225,061	741,987	666,595

Net Loss	$(22,335)	$(7,460)	$(20,298)	$(52,366)

Basic and diluted loss per share	$(0.01)	$—	$(0.01)	$(0.02)
Cash dividends paid per common share	$0.02	$0.03	$0.08	$0.11

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Common Stock		Paid-in Capital	Accumulated Deficit	Subscriptions and Note Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2004	2,485,066	$24,851	$2,102,765	$(287,900)	$(185,450)	$27,647	$1,681,913
Additional Stock	22,788	228	25,833	—	—	—	26,061
Stock Redeemed	(2,298)	(23)	(5,058)	—	—	—	(5,081)
Dividend Declared	—	—	(279,439)	—	—	—	(279,439)

Comprehensive Income:
Net Loss for the Period	—	—	—	(52,366)	—	—	(52,366)
Change in Fair Value of Investments						19,013	19,013

Total Comprehensive Loss for the Period							(33,353)

Balances at September 30, 2004	2,505,556	$25,056	$1,844,101	$(340,266)	$(185,450)	$46,660	$1,390,101

Balances at January 1, 2005	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852
Dividend Declared	—	—	(195,980)	—	—	—	(195,980)

Comprehensive Income:
Net Loss for the Period	—	—	—	(20,298)	—	—	(20,298)
Change in Fair Value of Investments						(58,797)	(58,797)

Total Comprehensive Loss for the Period							(79,095)

Balances at September 30, 2005	2,505,556	$25,056	$1,554,463	$(405,671)	$(185,450)	$(67,621)	$920,777

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash from Operating Activities
Net Loss	$(20,298)	$(52,366)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Depreciation	36,296	37,890
Increase in Prepaid Expenses	(49,712)	(78,024)
Provision for Loan Losses	104,000	114,700
Recovery of Prior Write-off	6,500	4,800
Increase in Accrued Interest Receivable	(281,642)	(144,332)
Increase in Accrued Interest Payable (Included in notes payable)	934,876	508,744
Loss on Write-down of Investment	—	33,000
Increase in Accounts Payable and Accrued interest	644	2,180
Loss (Gain) on Sale of Real Estate Owned	21,694	(55,615)
Amortization of Loan Fee Income	(33,273)	(45,300)
Decrease in Accrued Late Charges	10,227	6,562
Offering Costs	(140,392)	(87,971)

Net Cash Provided by Operating Activities	588,920	244,268

Cash Flows from Investing Activities
Principal repayments from borrowers	12,311,654	5,678,576
Loans made to borrowers	(28,225,735)	(8,775,658)
Collections of Other Receivables	384,498	982,469
Purchase of Marketable Securities and Other Investments	—	(102,268)
Payments on Other Real Estate Owned	(30,925)	(10,155)
Proceeds from Sale of Real Estate Owned	49,899	416,896
Purchase of Property and Equipment	(42,473)	(14,237)
Increase in Other Assets	(6,187)	(1,250)

Net Cash Used in Investing Activities	(15,559,269)	(1,825,627)

Cash Flows from Financing Activities
Proceeds from Investor Notes	85,327,830	35,201,956
Principal Payments on Investor Notes	(66,785,127)	(34,266,658)
Proceeds from Common Stock	—	26,061
Collections on Participation Loans	3,120	549
Payment of Dividends	(195,980)	(279,439)
Redemption of Common Stock	—	(5,081)
Increase in Escrows and Deposits	71,850	10,081

Net Cash Provided by Financing Activities	18,421,693	687,469

Net Increase/(Decrease) in Cash	3,451,344	(893,890)
Cash Balance, Beginning of Period	2,669,845	1,684,962

Cash Balance, End of Period	$6,121,189	$791,072

Supplemental Cash Flow Information
Interest Paid	$685,315	$390,824
Transfer of Loans to Other Real Estate Owned	$106,399	$—

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

The financial statements for the three and nine month periods ended September 30, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature.

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

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. All of the company’s outstanding options are anti-dilutive. As of September 30, 2005 and 2004 the Company had 311,250 and 150,000 options outstanding, respectively.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Basic:
Net Loss	$(22,334)	$(7,460)	$(20,298)	$(52,366)
Weighted Average Common Shares Outstanding	2,505,556	2,505,556	2,505,556	2,492,333
Basic Earnings Per Share	$(0.01)	$—	$(0.01)	$(0.02)

Diluted:
Net Loss	$(22,334)	$(7,460)	$(20,298)	$(52,366)
Weighted Average Common Shares Outstanding	2,505,556	2,505,556	2,505,556	2,492,333
Dilutive Effect of Stock Options	—	—	—	—

Weighted Average Common Shares Outstanding-Diluted	2,505,556	2,505,556	2,505,556	2,492,333

Diluted Earnings Per Share	$(0.01)	$—	$(0.01)	$(0.02)

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

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.123R Share-Based Payment which replaces SFAS No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and provides that the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The original effective date for SFAS No. 123R was the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 21, 2005, the Securities and Exchange Commission amended Rule 4-01(a) under Regulation S-X to provide that each registrant that is a small business issuer is required to comply with SFAS No. 123R beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. In the Company’s case, this means that compliance is required beginning in the first quarter of fiscal year 2006.

The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of SFAS No. 123R. However, the Company expects that the adoption of SFAS No. 123R will not have a material impact on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The Company also has not yet determined the impact of SFAS No. 123R, if any, on its compensation policies or plans.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation and related interpretations in accounting for its stock compensation plan. No compensation expense related to stock options was recorded during the nine or three month periods ended September 30, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the vesting dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would not have changed because no stock options were granted or were being earned in the nine month periods ending September 30, 2005 and 2004. As is discussed above, beginning January 1, 2006 the Company will comply with SFAS No.123R.

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

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	September 30, 2005		December 31, 2004
Impaired loans with specific allowance	$784,988		$516,126
Impaired loans without specific allowance	48,053		67,225

Total impaired loans	833,041		$583,351

Allowance for loan losses applicable to impaired loans	$225,444		$175,117
Allowance for loan losses applicable to other than impaired loans	47,006		58,194

Total allowance for loan losses	272,450		$233,311

	September 30, 2004		September 30, 2005
Amount of interest income recognized within nine month period when the loans were impaired	$—		$—
Amount of interest income recognized using a cash basis during the nine month period when the loans were impaired	$—		$—

Analysis of the allowance for loan losses is as follows:
	Nine Months Ended September 30,
	2005		2004
	(unaudited	)	(unaudited	)
Beginning balance	$233,311		$211,000
Additions charged to expenses	104,000		114,700
Write-off of loans	(71,361)		(130,179)
Recovery of loans previously charged off	6,500		4,800

Balance at end of period	$272,450		$200,321

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE C—INVESTMENTS

Marketable securities consists of the following at the periods indicated:

	September 30, 2005
	Amortized Cost	Fair Value	Unrealized Loss
Corporate Bonds (Net of Premium)	$625,383	$557,762	$(67,621)
Money Market Fund	54,867	54,867	—

	$680,250	$612,629	$(67,621)

	December 31, 2004
	Amortized Cost	Fair Value	Unrealized Loss
Corporate Bonds (Net of Premium)	$632,211	$623,387	$(8,824)
Money Market Fund	34,861	34,861	—

	$667,072	$658,248	$(8,824)

Other investments available for sale of $158,872 at September 30, 2005 and December 31, 2004 consists of equity investment in private companies. The costs of these non-marketable securities approximates their fair value.

NOTE D—RELATED PARTY TRANSACTIONS

The Company engaged in the following related party transactions:

Included in notes receivable at December 31, 2004, are 6 notes totaling $1,833,611 and as of September 30, 2005 are 13 notes totaling $6,273,822 from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2004, are 58 notes totaling $5,443,947, and as of September 30, 2005 are 60 notes totaling $6,074,452 which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at September 30, 2005 and December 31, 2004 as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. Accrued interest receivable on this loan totals $73,025 and $69,780 at September 30, 2005 and December 31, 2004, respectively.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Assets. Total assets increased $19.28 million, from $26.22 million at December 31, 2004 to $45.50 million at September 30, 2005. The size of our loan portfolio increased $15.72 million ending at $35.87 million. Cash increased $3.45 million, from $2.67 million at December 31, 2004 to $6.12 million at September 30, 2005. The increase in total assets is primarily a result of the receipt of funds from our continuing offering of investor notes. See “Liquidity and Capital Resources”

Liabilities. Total liabilities increased $19.55 million, from $25.03 million at December 31, 2004 to $44.58 million at September 30, 2005. The increase was mostly due to an increase of $19.54 million in notes payable to investors.

Equity. Total stockholders’ equity decreased from $1.2 million at December 31, 2004 to $.92 million at September 30, 2005. The decrease was due to the payment of dividends, a net loss, and a decrease in the fair value of marketable investment securities.

Past Due Loans. We generally make “hard collateral” loans, based largely on collateral value or, where the loan amount is below 70% of the collateral value. As of September 30, 2005 we had 17 loans on our books that were more than 90 days past due but are still accruing interest. The total amount due on these loans was $1,958,208. Eight of the loans, totaling $770,843, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and the other nine loans are paying currently or we anticipate that they will be doing so shortly. We continue to accrue interest on these loans based on the underlying collateral value and payment history. We monitor these loans on a consistent basis.

Non-accrual Loans. As of September 30, 2005, there were 21 loans in non-accrual status with a value of $833,041. The majority of these loans are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect any significant loss. We have a specific reserve of $225,444 and a general reserve of $47,006 as part of our total reserve of $272,450 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Three Months Ended September 30, 2005 and 2004

The average yield earned on loans receivable was 10.46% for the three months ended September 30, 2005 and 10.53% for the three months ended September 30, 2004. The average rate paid on investor accounts increased to 6.08% for the three months ended September 30, 2005 up from 5.77% for the three months ended September 30, 2004, due primarily to an increase in the rate we are paying on investor notes. Overall, the net margin on interest decreased to 4.38% for the three months ended September 30, 2005, from 4.76% for the three months ended September 30, 2004. This net margin is calculated using note rates and excludes fee income and expense.

Net Loss. Net loss for the three months ended September 30, 2005 was $22,335 compared to a loss of $7,460 for the three months ended September 30, 2004.

Interest Income. Total interest income was $925,285 for the three months ended September 30, 2005, compared to $534,669 for the same period in 2004. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $648,605 for the three months ended September 30, 2005, and $322,687 for the same period in 2004. The additional expense resulted primarily from an increase in investor accounts. The interest expense includes the amortization of fees paid to Brokers-Dealers for the sale of investor notes and interest paid on participation loans.

Provision for Loan Losses. Our provision for loan losses was $39,000 for the three months ended September 30, 2005, compared to $70,700 for the three months ended September 30, 2004. These provisions increased the allowance for loan losses after write-offs to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $(1,993) during the three months ended September 30, 2005 compared to $76,319 for the same period in 2004. The difference was due to a gain from the sale of real estate owned in 2004.

Non-Interest Expense. We experienced an increase in non-interest expense to $258,022 for the three months ended September 30, 2005 from $225,061 for the three months ended September 30, 2004. The majority of the increase was for salaries and wages, offering costs and administration costs.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appear in the financial statements.

Comparison of Operating Results for Nine Months Ended September 30, 2005 and 2004

The average yield earned on loans receivable was 10.62% for the nine months ended September 30, 2005 and 10.59% for the nine months ended September 30, 2004. The average rate paid on investor accounts increased to 6.00% for the nine months ended September 30, 2005 from 5.65% for the nine months ended September 30, 2004, due primarily to an increase in the rate we are paying on investor notes. Overall, the net margin on interest decreased to 4.62% for the nine months ended September 30, 2005, from 4.94% for the nine months ended September 30, 2004. This net margin is calculated using note rates and excludes fee income and expense.

Net Loss. The Company’s net loss for the nine months ended September 30, 2005 was $20,298, compared to a loss of $52,366 for the nine months ended September 30, 2004.

Interest Income. Total interest income was $2.4 million for the nine months ended September 30, 2005, compared to $1.5 million for the same period in 2004. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes points and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1,620,192 for the nine months ended September 30, 2005, and $899,568 for the same period in 2004. The additional expense resulted primarily from an increase in investor accounts. The interest expense includes the amortization of fees paid to Brokers-Dealers for the sale of investor notes.

Provision for Loan Losses. Our provision for loan losses was $104,000 for the nine months ended September 30, 2005, compared to $114,700 for the nine months ended September 30, 2004. These provisions increased the allowance for loan losses after write-offs to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $40,954 during the nine months ended September 30, 2005 compared to $85,435 for the same period in 2004. The majority of the non-interest income is rental income from real estate owned. There was a loss on the sale of real estate owned in 2005 of $21,694 and a gain in 2004 of $55,615.

Non-Interest Expense. We experienced an increase in non-interest expense to $741,987 for the nine months ended September 30, 2005 from $666,595 for the nine months ended September 30, 2004. The majority of the increase was for salaries and wages and offering costs.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appear in the financial statements.

Liquidity and Capital Resources

KH Funding Company’s primary sources of funding are the proceeds from the sale of notes payable to investors, principal and interest payments on loans receivable, sale of loans and rental income. While maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day demand notes payable can cause volatility in our cash balances.

The table below illustrates the Sales of Notes Payable versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2000	$10,367,351	$10,661,308	102.84%
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,776	92.74%
2004	$49,008,102	$44,786,895	91.39%
Nine Months Ended September 30, 2005	$85,327,830	$66,785,127	78.27%

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

Plan to Raise Additional Capital. We plan to continue with our ongoing public offering of investor notes. However, there is no assurance that such offering will be successful.

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

Stockholders’ Equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 10.6% at December 31, 1999 to 2.0% at September 30, 2005. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. In future periods the Company expects dividend distributions to be equal to or less than the net income in order to inhibit further decreases in stockholder equity.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2005 we were notified that a lawsuit had been filed against us (In Circuit Court of Montgomery County, Maryland) by a company known as SBM Financial, LLC (SBM). SBM claims to operate a business similar to the Company. SBM claims that we have intentionally interfered with the ability of SBM to retain their existing investors. We believe that their claim is groundless. At present, we expect no material impact to KH Funding as a result of this litigation.

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

Date: November 14, 2005

/s/ Louise B. Sehman
Louise B. Sehman
Chief Financial Officer, Secretary and Treasurer

(Ms. Sehman is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)