Form 10-K
period 2005-12-31
KH FUNDING CO
filed 2006-04-18
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 333-106501

KH FUNDING COMPANY
(Name of small business issuer in its charter)

Maryland	52-1886133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10801 Lockwood Drive, Suite 370
Silver Spring, Maryland 20901
Address of principal executive offices, including zip code

(301) 592-8100
Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ¢®¡× No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ¢®¡×

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ¢®¡×

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¢®¡× No ☒

Registrant's revenues for its most recent fiscal year were $3,685,132.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is no market for the registrant's common equity.

PART I

  INTRODUCTORY STATEMENT

The information contained in this report pertains to the registrant, KH Funding Company. References to the "Company," "KH Funding" or "we," "our" and "us" refer to KH Funding Company.

  FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report discuss future expectations, and other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading "Item 1. Description of Business—Risk Factors."

ITEM 1.  DESCRIPTION OF BUSINESS

  General

KH Funding Company (www.khfunding.com) conducts mortgage banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities ("Notes") to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second trust residential loans nationwide from other lenders and banks.

Our net income depends largely upon our net interest income, which is the difference between interest income from loans and investments, referred to as interest-earning assets, and interest expense on investor notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income may be affected by general economic conditions, policies established by regulatory authorities, and competition.

  Operations

We operate from a suite of offices located in Silver Spring, Maryland. We act as a mortgage banker or purchaser of mortgage and business loans and perform the record keeping, loan administration and servicing functions with regard to our assets and liabilities for the benefit of KH Funding's stockholders and note holders. We also administer our program of issuing and selling fixed and variable rate debt securities of varying maturities. Our mortgage banking and investor Note operations are similar to those of commercial banks, which administer their assets for the benefit of its stockholders and depositors.

Our assets of $50.90 million as of December 31, 2005 consist primarily of cash, mortgages, real property and investment securities. In the normal course of business we collect the income generated by the assets; receive funds from investors; handle the redemption of Notes; and maintain and track the receipts, disbursements and balances on escrow accounts established by the borrowers.

The following table sets forth certain information relating to KH Funding Company for the five years ended December 31, 2005. The average yield and cost of funds are derived by dividing interest income or interest expense by the average balance (exclusive of nonaccrual loans and of unamortized fees and costs) of notes receivable or notes payable, respectively, for the years shown. The interest categories are at contract rates and exclude the amortization of related fee income and expense.

Year	Average Yield Loan Portfolio	Cost of Funds Investor Notes	Net Interest Rate Spread
2001	11.94%	7.86%	4.08%
2002	11.00%	6.40%	4.60%
2003	10.74%	6.00%	4.74%
2004	10.89%	5.69%	5.20%
2005	10.66%	6.03%	4.63%

Although 2005 proved to be an environment of rising interest rates, our sale to investors of one-day demand Notes with checking account access has helped us to keep our cost of funds from rising at a faster rate because these Notes earn below the average rate of interest on our other investor Notes. Also helping to control our cost of funds was the turnover in the one and three-year investor Notes that matured in 2005. These Notes have largely been reinvested in one, three and five year Notes that pay less interest to the investor than the investor was earning on the maturing Note. The rates paid on our one-day and 30-day demand Notes are changed according to changes in the federal funds target rate. The decrease was due primarily to a slightly lower average interest rate on the new loans we added to our portfolio.

  Technology

We maintain an off-site secondary location which has full back-up operability with up-to-date information. The software we use to track our loan portfolio is commercially in use by over 300 other subscribers. Our investment account software was made to our specifications to allow us to service our Note holders in an efficient and timely manner.

  Customer Service

We provide monthly statements and timely, personal service to our investors, which have always cultivated a good "word-of-mouth" referral system. We have developed and made available to our investors on-line access to their accounts at www.khfunding.com. The web site allows investors to view their account information at anytime, such as account balances, maturity dates and recent transactions. Access to the web site allows investors to complete transfers from one account to another account, order wire transfers, and request withdrawals.

  Business Strategy

Our business strategy is to grow and enhance our profitability by increasing our portfolio of mortgage and business loans. The additional funds necessary to carry through with this strategy will be obtained through the sale of investor Notes. In addition, we may seek to raise funds through private sale of our capital stock.

We intend to continue managing our assets and our strict collection procedures for any problem assets. We expect to realize more operating efficiencies and cost controls as we invest the proceeds from future offerings, as we do not expect significant additional personnel or facilities will be needed to handle the investing and administration of the increase in funds.

  Market Area and Credit Risk Concentration.

Our lending activities are concentrated primarily in the Washington, D.C. and Baltimore, MD metropolitan areas. We also purchase residential mortgage loans from banks and other lenders in other states. As of December 31, 2005, our average loan size was $165,000. Our larger loans, above $250,000, are made with a strong emphasis on collateral-based underwriting as opposed to relying primarily on credit scoring.

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

We are finding that in originating loans, and acquiring loans, there has been increasing competition from large institutions. This trend is not material at this point as there is a sufficient amount of quality product available from smaller lenders and banks that can and do operate at our level. However, if this trend continues, it is possible that we may have difficulty originating or obtaining loans that meet our standards or that we will have difficulty competing with these larger originators, which often enjoy a lower cost of funds.

We believe that we will continue to be able to attract investors to our investment products. Our one, three and five-year term investments are priced at a rate that is normally more than 200 basis points (2%) above insured investments for a similar term at commercial banks. Our daily and 30-day liquidity products are competitively priced with other uninsured investments that have similar features such as checking account and withdrawal features. We provide holders of one-day demand Notes with checking accounts to access their funds through a third-party bank (this feature is not offered to South Carolina residents). The checking account privileges are exclusively for funds invested in investment Notes and allow the holders of one-day demand Notes to execute redemption or investment requests conveniently, quickly and with less expense than by wire transfer or the mail. The holder may write a check against the account, which reduces the Note balance. The holder may add to their investment by making deposits at the bank through which the checking accounts are provided.

  Lending Activities

Our loan portfolio consists primarily of first and second trust real estate-backed loans that we have originated or acquired from other lenders. We also hold several business line-of-credit and fixed-term loans that we have directly originated. A small portion of our portfolio contains loans for consumer purposes such as auto and personal loans, and a few loans secured by the borrower's non-real estate assets such as stock.

We rely on community contacts as well as referrals from existing customers, attorneys and real estate professionals to generate business within our lending area. In addition, we have developed a list of brokers, banks and lenders nationwide that sell us loans.

We have developed underwriting policies to control the inherent risks in the origination and acquisition of loans. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

First Trust Lending

Direct Origination. We primarily originate first trust loans for investment (rented) residential real estate, and small commercial properties. We generally have a loan-to-value (LTV) of 80%, or less. Credit scores of the borrowers generally range in the mid 600's. Credit scores are determined by complex computer programs which take into consideration many factors. There are three companies that are the primary providers of credit reports and credit scores for individuals. We generally obtain credit reports and/or credit scores from all three companies, and are a member of one, Equifax. Credit scores range from the 400s to the 800s. The lower the score, the lower the "quality" of credit or creditworthiness of the individual. Credit scores from 580 to mid-600's will generally indicate a "C/C+" borrower, mid-600s to 680 is an "B-/B/B+" borrower, high-600s to low-700s is an "A-" borrower and 720 or higher is an "A" borrower. Lenders adopt different guidelines for acceptability regarding credit scores. For us a credit score of 580 to the 800s (the highest score possible) is within the range of acceptability in order to make or acquire a loan, however, we prefer the credit score to be in the mid-600s and above. The borrowers with a score below the mid-600s must provide us with a reason, or reasons, which mitigate the below mid-600s score.

Acquired Loans. The first trust loans we acquire nationwide are generally 90% LTV, or less, and they have been made to sub-prime borrowers. The majority of these loans are for lower-priced properties and the interest rates are usually 9.5% to 11.5%.

Second Trust Lending

Direct Origination. The majority of our stand-alone, second trust loans, in which we do not have a first trust on the property, are on owner-occupied properties in which the borrowers are consolidating debts. The average LTV is up to 100%. The borrowers' credit scores generally start at 580 and average in the low 600's. The origination of these loans was discontinued in 2004.

Acquired Loans. We only acquire second trust loans if they have a total LTV of less than 100%. We formerly purchased loans with LTVs of up to 125%. However, we discontinued that practice in 2000. We also greatly curtailed purchasing stand-alone second trusts in 2000, as we would prefer to also own the first trust when a loan has a combined LTV of more than 90%. However, with a credit score in the low to mid 600's, and up, we will still purchase stand-alone second trusts.

Business Lending

We directly originate loans to small businesses. We do not acquire small business loans. Most of the loans we make of this type are for a business generating less than $1,000,000 in gross revenue. If the business owns real estate, we will obtain a lien on the property(ies) owned by the business as part of our loan. If the business does not own real estate, we will usually place a lien on the primary residence of the owner(s) of the business. We prefer to extend credit facilities to a business only when the fair value of the equity in the real estate we have a lien on exceeds the loan amount. We are more collateral-sensitive when making business loans than we are "cash flow" sensitive. In other words, if we are considering a loan for a development stage or start-up business and we find the business plan or the results of operations for the business borrower to be reasonably acceptable, and the credit score of the borrower to be at the high end of our range of acceptability, then we will make the loan provided we are well secured with real estate collateral. Generally, the cash flow will not be present at the time the loan is closed, but will be expected to develop with the use of the loan proceeds. However, we do require that the borrower(s) have good credit and a reasonable ability to repay the loan. In the instances in which a business has accounts receivable as a primary source of repayment we will obtain a lien on the accounts receivable.

Other Assets Lending

Some of the loans in our portfolio are not secured by real estate or business assets. Automobiles and investor notes secure the majority of these loans. These types of loans are generally made to borrowers with whom we have a long-standing relationship.

Unsecured Lending

Less than one percent of our loan portfolio contains unsecured loans. The majority of these loans are for small amounts, under $5,000, made to borrowers with whom we have a long-standing relationship, or who have been referred to us by our trusted customers. A few of these loans are to borrowers with whom we originally held a collateralized loan, but the collateral has been foreclosed upon and the balances represent the deficiency.

The following table sets forth the composition of our loan portfolio by collateral type in dollar amounts for the periods indicated:

	Year Ended December 31,
Loans By Collateral Type	2005	2004
Residential Real Estate First Trust	$6,801,401	$4,251,283
Business Assets and Commercial Real Estate First Trust	5,159,408	4,424,112
Residential Investment Property First Trust	24,557,183	9,543,663
Residential Real Estate Second Trust	2,103,760	1,116,984
Other Assets (Auto, Stock)	2,035,215	1,013,265
Other Loans	441,843	150,870
Total loans receivable	41,098,810	20,378,129
Unearned fees and other	(50,078)	(122,068)
Less allowance for loan losses	(369,791)	(233,311)
Total loans receivable, net	$40,678,941	$20,144,798

Loan Approval Procedures and Authority. The Chief Executive Officer may approve any loan up to and including $500,000. The Chief Executive Officer and another member of our Board of Directors must approve all loans over $500,000.

The Company has no internal appraisers and, as such, it relies on independent appraisers to determine the value of collateral underlying a loan. For commercial property mortgage loans, in addition to an independent appraisal, we generally require an environmental site assessment to be performed. We also require title and hazard insurance on the property for all first and second trust mortgage loans. In addition, we may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.

  Non-Performing Assets

Non-accrual loans include loans which are more than 90 days past due, and which have been identified by management as presenting uncertainty with respect to the collection of interest or principal. Once a loan is placed on non-accrual status, the Company ceases the recognition of interest earnings on these loans.

Loans are placed on non-accrual status either when reasonable doubt exists as to the full and timely collection of interest and principal, or when a loan becomes past due 90 days or more and there are no extraordinary circumstances indicating payments on the loan will continue.

  Allowance for Loan Losses

We maintain an allowance for loan losses. The allowance is increased by corresponding charges to provision for loan losses, and by recoveries of loans previously written-off. Write-off of a loan decreases the allowance. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio, and current economic conditions.

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

If the non-accrual loan begins performing again, then it is reclassified as a performing asset and will accrue interest retroactively from the last date interest had been previously accrued.

If the impaired asset is only partially recovered, or if after all legal remedies have been exhausted no recovery, or no additional recovery, is available, then the un-recoverable portion is written off against the loan loss allowance and the balance of the loan loss allowance is decreased by the amount of the loan being written-off.

Our historical loan loss experience:

Year Ended December 31,	Average Total Loans	Write-Offs Net of Recoveries	Percent
2001	$11,590,130	$104,964	0.91%
2002	$14,823,498	$139,069	0.94%
2003	$15,900,842	$111,278	0.75%
2004	$17,676,284	$244,389	1.38%
2005	$32,473,227	$114,568	0.35%

At December 31, non-performing assets were as follows:

	2005	2004
Loans on non-accrual status	$836,390	$583,351
Real estate held for sale	180,302	0
Total nonperforming assets	$1,016,692	$583,351
Loans 90 days past due and still accruing interest	$1,625,356	$2,109,236

All of the loans 90 days past-due which are still accruing interest are adequately collateralized and management does not anticipate the loss of principal or accrued interest receivable on these loans.

  Governmental Regulations

In the future, our operations may become subject to federal and state laws and regulations relating to banking or lending operations. These regulations may:

  require us to obtain and maintain additional licenses and qualifications;
  limit the interest rates, fees and other charges that we are allowed to collect;
  limit or prescribe other terms of our loan arrangements with borrowers; or
  subject us to potential claims, defenses and other obligations.
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

In addition, certain environmental regulations may affect our operations. For example, our ability to foreclose on the real estate collateralizing our loans may be limited by environmental laws which pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs relating to the contaminated property. While we would not knowingly make a loan collateralized by real property that was contaminated, it is possible that the environmental contamination would not be discovered until after we had made the loan.

  Insurance

We maintain the following types of insurance for the benefit of KH Funding:
  Bankers Bond: fidelity and theft coverage of $500,000;
  Mortgage Impairment: covers losses to properties when the borrowers policy has expired;
  Property Damage-Vacant Properties: covers losses to properties immediately after we take title, if they are vacant;
  Liability Coverage-Vacant Properties: covers liability losses to individuals at vacant properties after we take title;
  Key Man Life: $2.7 million payable to KH Funding in the event of the death of Robert L. Harris;
  Key Man Disability: $12,000 per month payable for one year to KH Funding in the event of the disability of Robert L. Harris;
  Umbrella Liability: $2 million in excess liability coverage above any primary liability coverage that we maintain;
  Landlord Policies for Individual Rental Properties: basic insurance for rented properties;
  Health Insurance: maintained for the benefit of the employees; and
  Business Owners Policy: comprehensive business and liability coverage.
Personnel

At December 31, 2005, we had five full-time and five part-time employees. We consider our relationships with our employees to be good.

  Risk Factors

Our business, results of operations and financial condition are subject to a number of risks, including the risks set forth below. You should carefully consider these risks. Additional risks and uncertainties, including those that are not yet identified or that we currently think are insignificant, may also adversely affect our business, results of operations and financial condition.

Our assessment of the quality of loans we acquire may be inaccurate which could adversely affect our profitability.

Before we purchase or originate loans, we perform an evaluation of the loans in order to determine whether they are eligible for our portfolio. There is no guarantee that the initial analysis of these loans will reflect actual future results which, if unfavorable, could adversely affect our profitability. See "Item 1. Description of Business—Lending Activities."

If all of the remedies for recovering a defaulted loan that we own are inadequate, it could have a materially adverse effect on our financial results.

We may fail to collect funds from originated and acquired loans. Our ability to fully recover amounts due under the originated and acquired loans may be adversely affected by, among other things:

  the financial failure of the borrowers;
  the purchase of fraudulent loans;
  misrepresentations by a broker, bank or other lender;
  third-party disputes; and
  third-party claims with respect to security interests.
Any of these events could require us to seek enforcement of a borrower's guarantee, which could prove to be inadequate to fully collect the loans. Therefore, we cannot assure you that we will not experience losses on acquired or originated loans in the future. These potential future losses may be significant, may vary from current estimates or historical results and could exceed the amount of the balance budgeted to our loan losses. We do not maintain insurance covering such losses. In addition, the amount of provisions for loan losses may be less than actual future write-offs of the loans relating to these provisions. Any of these events could have a materially adverse effect on our business. See "Item 1. Description of Business—Allowance for Loan Losses."

The company's results of operations depend significantly on economic conditions in the Baltimore-Washington metropolitan area.

The Company's success depends primarily on the general economic conditions of the Baltimore-Washington metropolitan area. The local economic conditions in the areas have a significant impact on the demand for the Company's loans as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

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

Currently, we operate with limited capital levels and stockholders' equity, so in the event of the liquidation or dissolution of the Company holders of our Notes could lose all or a part of their investment.

A company's capital represents the investment of its stockholders and is paid last, after all debt holders have been paid, in the event of a liquidation or dissolution of the company. Therefore, a greater amount of capital provides a greater amount of protection to debt holders in the event of a liquidation or dissolution. Our capital level provides only a modest amount of protection to the holders of our Notes. Therefore, in the event of an insolvency or liquidation, the holders of our Notes could lose all or part of their investment.

Rapid changes, either upward or downward, in interest rates may adversely affect our financial condition or results of operations.

Any future rise in interest rates may:

  reduce customer demand for our products;
  widen investor spread requirements;
  change loan prepayment rates;
  increase our cost of funds;
  reduce the spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding debt securities; and
  limit our access to borrowings in the capital markets.
We are subject to risks associated with decreases in interest rates especially to the extent that we have issued fixed rate debt securities with scheduled maturities of over one year. At December 31, 2005, we had $11,304,479 debt securities with scheduled maturities greater than one year. If market interest rates decrease in the future, the rates paid on our long term debt securities could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability and which could impair our ability to redeem the debt securities.

If we are not able to sustain the levels of loan originations that we experienced in the past, our future operating results may be adversely affected and our ability to redeem the Notes may be impaired.

It is necessary for us to continue adding loans to our investment portfolio because we need to re-invest proceeds of loan payoffs as they are received. We will also need to invest in more mortgages as we grow in size. Our ability to sustain the level of loan originations needed depends upon a variety of factors outside our control, including:

  interest rates;
  economic conditions in our primary market area;
  decline in real estate values;
  competition; and
  regulatory restrictions.
In a rising interest rate environment, we would expect our ability to originate loans at interest rates that will maintain our current margins will be easier compared to a falling or stable interest rate environment. If we are unable to sustain our levels of growth, our profits may be reduced and our ability to repay the debt securities upon maturity impaired.

The Company's allowance for loan losses may be insufficient.

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for possible loan losses. In addition, charge-offs in future periods may exceed the allowance for possible loan losses. Increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Company's financial condition and results of operations.

We are dependent on our senior management team and, if we are not able to retain them, it could have a materially adverse effect on us.

We are dependent upon the continued services and experience of our senior management team, including Robert L. Harris, our Chief Executive Officer and President, Louise B. Sehman, our Chief Financial Officer, Secretary and Treasurer, Martin Angeli, our Senior Vice President, James E. Parker, a Vice President, and Ronald L. Nicholson, a Vice President. We depend on the services of Messrs. Harris, Angeli and Parker and Ms. Sehman and other members of our senior management team to, among other things, continue our growth strategies and maintain and develop our client relationships. We have no employment agreements with any of our employees. The loss of the services of any of our senior management or any of our other key employees would disrupt our operations and would delay our planned growth while we worked to replace those employees. We maintain "key person" life insurance on Robert L. Harris only. As a result, if any of our other key employees were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses. In addition, if Mr. Harris were to die or become unable to provide services for us, there is no assurance that the insurance proceeds would be sufficient to recover any resulting losses.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company incur substantial expenses and may materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition and results of operations.

We have notes payable and notes receivable with certain of our officers, directors and principal stockholders. This might cause such persons to have a conflict of interest.

As of December 31, 2005, some of our officers, directors and stockholders held notes payable from the Company totaling $5,935,165. Although such persons' equity ownership encourages them to act in the best interests of all stockholders, circumstances could arise where such persons, particularly those that are members of our Board of Directors, will be in a position of allocating available cash in a manner that may not be in the best interests of other stockholders. In addition, as of December 31, 2005, certain loans held by KH Funding to some of our officers, directors and stockholders totaled $4,274,751. Although we believe that each of these loans were on terms as favorable as could have been obtained from an unrelated party, the loans could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor. Our policies for underwriting mortgage loans and purchasing loans secured by real property are discussed under "Item 1. Description of Business—Lending Activities." This could have a material adverse effect on our business, operating results and financial condition. See "Item 14. Certain Relationships and Related Transactions."

We do not have a compensation committee.

Currently, we do not have a compensation committee and we do not know if or when such a committee will be formed. In the meantime, our Board of Directors governs decisions regarding compensation. Our Board of Directors is not entirely comprised of independent members. See "Management."

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

We currently own residential real estate in several states, including:

  one property held for sale in Waco, Texas;
  one property held for sale in Louisville, Mississippi;
  two properties held for sale in Schenectady, New York;
  one rental property in Gainesville, Georgia;
  one rental property in Grand Prairie, Texas;
  one rental property in Schenectady, New York;
  four rental properties in Montgomery, Alabama;
  one rental property in Waco, Texas;
  two rental properties in Leander, Texas; and
  two rental properties in South Bend, Indiana.
ITEM 3.  LEGAL PROCEEDINGS

We are involved periodically in various claims and lawsuits that arise in connection with our financial services business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2005.

--

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market, Holders and Dividends

Our common stock is not listed on a public trading market. As of March 15, 2006 we had 54 stockholders of record holding 2,568,951 shares. In each of the last two fiscal years we have paid an annual dividend on our common stock of $0.15 per share in 2004 and $0.0975 per share in 2005 and do anticipate paying additional dividends on our common stock in the foreseeable future.

  Equity Compensation Plan Information

The following table sets forth information as of March 15, 2006 with respect to the compensation plans under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders(1)	-	-	1,000,000
Equity compensation plans not approved by security holders(2)	361,250	$2.07	n/a
Total	361,250	$2.07	1,000,000

(1) The 2005 Incentive Stock Option Plan was approved by stockholders in 2005.
(2) From time to time, we have issued options or warrants to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for services or other consideration provided to us. These issuances have not been made pursuant to a formal policy or plan, but instead are issued with such terms and conditions as may be determined by our Board of Directors from time to time.

  Recent Sales of Unregistered Securities

In 2005, we issued 50,000 shares of common stock to one person upon exercise of options granted in 2000. We relied on the private placement exemption of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

  Repurchase of Securities

We did not repurchase any of our Common Stock during 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs and future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of KH Funding and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of KH Funding's customers, actions of government regulators, the level of market interest rates, and general economic conditions. See "Forward-Looking Statements."

  Overview

KH Funding Company's primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. KH Funding Company's business operations are conducted solely from its headquarters in Silver Spring, Maryland.

KH Funding currently has over 1,000 investors who have purchased its investment Notes dating back to 1990. The note purchasers have been attracted primarily through word-of-mouth referrals. The proceeds from the sale of Notes are used to make redemptions to existing note holders and for investment in real estate mortgage loans, business loans, investment grade debt securities and real property. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second trust residential loans nationwide from other lenders and banks.

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

The Company has been expanding the distribution channels for sales of its investor Notes by engaging in strategic alliances with several major financial services firms throughout the country. We currently have signed selling agreements with three NASD Broker-Dealers with a network of over 250 registered representatives in the Midwest and West. These alliances give us the ability to sell our investor Notes through a network of financial consultants in defined geographic locations. To date, our distribution plan has been very successful, establishing close to 700 new investment accounts providing over $25,000,000 in funds to KH Funding. We plan to further increase our distribution network, and are currently in negotiations with several NASD member Broker-Dealers interested in distributing our Notes in parts of the United States where we are not currently represented.

  Summary Financial Data

You should consider our summary financial information set forth below together with the more detailed financial statements included elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Interest and Fees on Loans	$3,323,449	$2,006,449	$1,826,202	$1,757,153	$1,463,789
Other Income(1)	311,683	390,121	232,299	106,504	105,800
Total Revenue(2)	3,635,132	2,396,570	2,058,501	1,863,657	1,569,589
Provision for Loan Losses	251,048	266,700	146,379	144,165	158,000
Interest Expense	2,412,360	1,297,978	1,273,677	1,173,985	1,007,521
Non-Interest Expense	1,016,039	929,365	634,279	516,431	440,364
Total Expenses(3)	3,428,399	2,494,043	1,907,956	1,690,416	1,447,885
Net (Loss) Income	(44,315)	(97,473)	4,166	29,076	(36,296)
Per Common Share Data:
Basic Earnings (Loss) Per Share(4)	(0.02)	(0.04)	-0-	0.02	(0.02)
Diluted Earnings (Loss) Per Share(5)	(0.02)	(0.04)	-0-	0.01	(0.02)

(1) Consists of all non-interest income plus interest on bank accounts, interest on investments-marketable securities and other interest.
(2) The sum of interest and fees on loans plus other income as explained above in (1).
(3) The sum of interest expense plus non-interest expense.
(4) Using average of beginning and ending balance of number of shares and annual earnings, shown in cents per share.
(5) Using average of beginning and ending balance of number of shares and number of outstanding options, and annual earnings-cents per share.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and Marketable Securities	$7,177,851	$3,325,093	$4,169,911	$2,371,931	$357,957
Loans less Allowance for Loan Losses	40,678,941	20,144,798	15,590,526	15,830,293	13,036,199
Real Estate Owned	802,815	709,973	1,014,254	1,011,424	1,198,681
Other Assets(1)	2,403,133	2,039,085	2,280,217	676,560	423,112
Total Assets	50,770,545	26,221,949	23,090,908	19,890,208	15,015,949
Notes Payable	49,681,335	24,817,403	19,980,673	17,482,519	12,789,068
Participation Loans	-	107,248	105,636	1,077,730	1,024,115
Other Liabilities(2)	174,403	101,446	1,322,686	358,902	422,654
Total Liabilities	49,855,738	25,026,097	21,408,995	18,919,151	14,235,837
Stockholders Equity	914,807	1,195,852	1,681,913	971,057	780,112
Other Financial Data:
Return on Average Assets(3)	(0.12)%	(0.40)%	0.02%	0.17%	(0.28)%
Return on Average Equity(4)	(4.20)%	(6.77)%	0.31%	3.32%	(3.90)%
Stockholders' Equity to Total Assets	1.81%	4.56%	7.28%	5.1%	5.2%
Loan Portfolio:
Principal Funded During Period	$37,727,240	$12,841,741	$6,875,053	$7,168,744	$9,563,367
Principal Received During Period	$16,733,748	$8,005,490	$6,970,257	$3,730,793	$5,062,451
Average Interest Rate For Period	10.66%	10.89%	10.74%	11.00%	11.94%
Loan Charge-offs as a Percent of Total Portfolio at End of Period(5)	0.35%	1.38%	0.75%	0.94%	0.91%
Investor Notes Payable:
Sale of Notes During Period	$120,110,831	$49,008,102	$26,630,166	$22,926,619	$14,418,456
Redemption of Notes During Period	$96,630,099	$44,786,895	$24,697,770	$18,681,654	$11,280,177
Average Interest Expense Rate	6.03%	5.69%	6.0%	6.40%	7.86%

(1) Consists of the sum of the following: Accrued Interest, Prepaid Expenses, Other Receivables, Investments—Other, Property and Equipment-Net, and Other Assets.
(2) Consists of the sum of the following: Borrowings, Accounts Payable and Accrued Expenses, and Escrows.
(3) Using average of beginning and ending balances for assets, and earnings for period (annualized).
(4) Using average of beginning and ending balances for equity, and earnings for period (annualized).
(5) Annualized.

  Comparison of Financial Condition at December 31, 2005 and 2004

Assets. Total assets increased $24.55 million, to $50.77 million at December 31, 2005, from $26.22 million at December 31, 2004. The size of the gross loan portfolio increased to $41.05 million from $20.38 million. Investments available for sale decreased from $658,248 to $598,609 due to a decrease in fair market value.

As of December 31, 2005 and 2004, non-accrual loans totaled $836,390 and $583,351, respectively. The increase of $253,039 is represented primarily by first trust loans on which the Company anticipates little or no loss.

Information related to non-performing assets and accruing past due loans are as follows:

	2005	2004
Non-accrual loans	$836,390	$583,351
Foreclosed real estate held for sale	180,302	-
Total non-performing assets	$1,016,692	$583,351

Ratio of non-performing assets to:
Total loans and foreclosed assets	2.49%	2.90%
Total assets	2.01%	2.22%

Loans 90 days or more past due and still accruing	$1,625,356	$2,109,236

Ratio of loans 90 days or more past due and still accruing to:
Total loans	4.00%	10.47%
Total assets	3.21%	8.04%

As of December 31, 2005 and 2004, there were loans of $1,625,356 and $2,109,236, respectively, more than ninety days past due on the books of the Company that continue to earn interest. These loans are well collateralized and the borrowers are making regular payments.

Liabilities. Total liabilities increased $24.83 million or 99% to $49.86 million at December 31, 2005, from $25.03 million at December 31, 2004. The increase was largely the result of increases in investor Notes due to our increased marketing efforts with our broker distribution program.

Equity. Total stockholders' equity decreased to $914, 807 or 24% in 2005 from $1,195,852 in 2004 due to the current year net loss, dividends paid to shareholders and a decrease in fair market value of our investments available for sale.

  Comparison of Operating Results for Years ended December 31, 2005 and 2004

The average yield earned on loans receivable decreased to 10.66% in 2005 from 10.89% in 2004. The decrease was due primarily to a slightly lower average interest rate on the new loans we added to our portfolio.

The average rate paid on investor Notes increased to 6.03% in 2005 from 5.69% in 2004. The net result was a decrease in net interest rate spread, which was 4.63% for 2005 as compared to 5.20% in 2004.

Net Loss. Net loss for the year ended December 31, 2005 was ($44,315) compared to net loss of ($97,473) for the year ended December 31, 2004. The lower loss was attributed to a larger loan portfolio earning 64% more interest income while operating expenses only increased 8%.

Interest Income. Total interest income was $3.53 million in 2005 compared to $2.27 million in 2004. The additional income resulted primarily from the growth in our loan portfolio. The interest income for all periods includes point and fee income, interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $2.41 million in 2005, an increase from the $1.30 million for 2004. The additional expense resulted from a large increase in investor accounts. The average rate paid on investor accounts increased to 6.03% in 2005 from 5.69% in 2004. The interest expense includes fees paid to broker-dealers.

Provision for Loan Losses. The provisions for loan losses was $251,048 in 2005 and $266,700 in 2004. We recovered one previously written-off loan of $6,500 in 2005 and $4,800 in 2004. At year-end our impaired loans were $836,390 in 2005 and $583,351 in 2004. Our allowance for loan losses was $369,791 at the end of 2005 and $233,311 at the end of 2004.

Non-Interest Income. We had non-interest income of $101,078 in 2005 and $121,637 in 2004. The decrease was principally the result of recognized impairment losses on investment securities.

Non-Interest Expense. Non-interest expense increased to $1,016,039 in 2005 from $929,365 in 2004. The increase was the result of increased salary expense, offering costs, and administrative expense.

Income Taxes. KH Funding Company is a Subchapter S corporation under the Internal Revenue Code and accordingly no items appear for income taxes.

  Liquidity and Capital Resources

KH Funding Company's primary sources of capital are the proceeds from the sale of investor Notes, principal and interest payments on loans, sales of participation interests in loans and rental income. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale of investor Notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day demand Notes are a major cause of turnover in our cash positions.

The table below illustrates the sales of investor Notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,770	92.74%
2004	$49,008,102	$44,786,895	91.39%
2005	$120,110,831	$96,630,099	80.37%

During the past few years, the combination of generally low interest rates on deposit products at commercial banks, the poor performance of the stock market, our public offerings of investor Notes, and increasing referrals from customers have positioned KH Funding to experience solid growth in the number of new investors attracted to its investment products. Based on its monitoring of historic trends and its current pricing strategy for investor Notes, management believes KH Funding Company should retain a large portion of its existing investors and experience a significant increase of funds from new investors in the future.

The maturities of notes payable at December 31, 2005 are as follows:

Year Ending December 31,
2006 (includes one-day and 30-day demand notes)	$38,504,277
2007	3,979,256
2008	3,137,962
2009	1,786,624
2010	2,345,055
2011	55,582
Subtotal	$49,808,756
Unamortized brokerage costs	(127,421)
Total notes payable, net	$49,681,335

Redemption of Investor Notes. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a Note payable, the funds for redemption are immediately available. Of course, part of our investment strategy is to invest funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand Notes can ask for funds sooner than 30 days, and we make an effort to keep funds available for these requests. Only holders of 30-day demand Notes can ask for funds sooner than 90 days, and if the funds will not be available within 30 days, we will sell some of our mortgage loans (notes receivable) to have the funds available to meet requests for funds from these Note holders. All other types of notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans (notes receivable) in bulk to fund redemption requests from note holders.

The Company strives to maintain sufficient liquidity to meet all redemption requests. We normally hold 10% to 20% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes. This amount has historically been sufficient for us to meet our obligations. Also, if required, we are able to sell loans within 30 days to raise cash to meet redemption requests from 30-day account holders or within 90 days to meet early redemption requests from fixed term Note holders. The majority of our loan assets are classified as available for sale to meet liquidity demands, if necessary.

Plan to Raise Additional Funds. We intend to continue to expand our operations through future public offerings of debt by the Company and select, contracted broker-dealers., and through private sales of capital stock. We also intend to maintain a capital level of at least 3% to 5% of total assets through the private sale of stock from time-to-time. However, there is no assurance that such transactions will occur or be successful.

In the first quarter of 2006, the Board of Directors approved the offering for sale of 500,000 shares of stock at $3.00 per share. As of March 21, 2006, the Company has received subscriptions for 91,000 shares at $3.00 per share, or $273,000, and Robert L. Harris exercised an option to purchase 40,000 shares at $2.00 per share. These transactions are expected to close by April 20, 2006.

We also expect that we will be able to attract more investors who are interested in our longer-term fixed rate notes. We are now offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a longer-term nature, which complements our preferred mode of investing.

Use of Proceeds. Net proceeds from Note offerings received by us in prior years has been used to fund new loans. However, rather than directly originating new loans, in the last five years we have purchased ever-larger portions of loans that have been added to our portfolio and are now purchasing approximately 80% of our new loans. We will continue to expand this wholesale component of our operations and have it be a major part of our loan acquisition strategy.

We anticipate that our operations will shift to acquiring larger percentages of loans at the wholesale level rather than interacting directly in the loan origination. This increased wholesale component will enable us to expand our operations and increase our net profit with a limited amount of additional expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component.

We intend to purchase more liquid, marketable loans and to increase the volume of loans we purchase. To increase our investment and portfolio activity, we plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

  Known Trends, Events or Uncertainties

Impact of Inflation and Interest Rates -The financial statements of KH Funding and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans made by KH Funding to its borrowers. Unlike typical industrial companies, nearly all the assets and liabilities of KH Funding are monetary in nature. As a result, interest rates have a greater impact on KH Funding's performance than the effects of inflation generally.

  Critical Accounting Policies

The Securities and Exchange Commission ("SEC") has issued guidelines on the disclosure of critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are disclosed in the footnotes to the financial statements. Management believes the following significant accounting policies also are considered critical accounting policies:

Loan Impairment. A loan is considered impaired when, based on available information or current events, it is probable that we will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. We measure impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that foreclosure is probable.

Allowance for Loan Losses. We periodically evaluate the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While we use information available in establishing the allowance for loan losses, evaluation assessments are inherently subjective and future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

  Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.

In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123R. The Company will be required to adopt this statement on January 1, 2006. The impact of SFAS 123R on the Company in 2006 and beyond will depend on various factors, among them being the Company's future compensation strategy. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operation or liquidity.

ITEM 7.  FINANCIAL STATEMENTS

--

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KH Funding Company
Silver Spring, Maryland

We have audited the accompanying balance sheets of KH Funding Company (the Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KH Funding Company as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
April 7, 2006

--

KH Funding Company

Balance Sheets as of December 31,

	2005	2004

Assets
Cash	$6,579,242	$2,669,845
Investments available for sale
Marketable securities - at fair value	598,609	658,248
Other	50,872	158,872
Loans, less allowance for loan losses of (2005) $369,791 and (2004) $233,311	40,678,941	20,144,798
Accrued interest receivable	1,405,424	853,448
Other receivables	126,269	537,737
Prepaid expenses	374,762	445,470
Property and equipment-net	137,623	33,755
Real estate owned
Rental property	622,513	709,973
Held for sale	180,302	-
Other assets	15,988	9,803
Total Assets	$50,770,545	$26,221,949

Liabilities and Stockholders' Equity

Liabilities
Notes and accrued interest payable	$49,681,335	$24,817,403
Other loans payable	-	66,200
Participation loans	-	107,248
Accounts payable and accrued payroll liabilities	2,730	1,900
Escrows and security deposits	171,673	33,346
Total Liabilities	$49,855,738	$25,026,097

Stockholders' Equity
Common stock (5,000,000 shares authorized; 2,555,556 shares (2005) and 2,505,556 shares (2004), issued and outstanding; $0.01 par value)	$25,556	$25,056
Paid-in capital	1,603,852	1,750,443
Accumulated deficit	(429,688)	(385,373)
Subscription note receivable	(185,450)	(185,450)
Accumulated other comprehensive loss	(99,463)	(8,824)
Total Stockholders' Equity	$914,807	$1,195,852

Total Liabilities and Stockholders' Equity	$50,770,545	$26,221,949

The accompanying notes are an integral part of these statements.

--

KH Funding Company

Statements of Operations for the years ended December 31,

	2005	2004

Interest Income
Interest and fees on loans	$3,323,449	$2,006,449
Interest on bank accounts	113,380	10,066
Interest on investments-marketable securities	31,000	127,719
Other interest	66,225	130,699
Total interest income	3,534,054	2,274,933

Interest Expense
Interest and fees on borrowing	2,400,423	1,283,407
Interest on participation loans	11,937	14,571
Total interest expense	2,412,360	1,297,978

Net interest income	1,121,694	976,955

Provision for Loan Losses	251,048	266,700

Net interest income after provision for loan loss	870,646	710,255

Non-interest Income
Rental income	58,549	71,351
Gain on sale of real estate owned	72,194	53,868
Gain on sale of securities	-	18,576
Recognized loss on impairment of securities	(50,000)	(33,000)
Other	20,335	10,842
Total non-interest income	101,078	121,637

Non-interest Expense
Salaries and wages	326,602	301,984
Professional fees	131,135	176,894
Offering costs	199,121	132,376
Administration	94,923	73,272
Real estate maintenance	50,385	35,940
Insurance	62,395	65,600
Depreciation	50,387	46,250
Rent	53,327	43,001
Bank charges	26,140	23,374
Other	21,624	30,674
Total non-interest expense	1,016,039	929,365

Net Loss	$(44,315)	$(97,473)

Basic (loss) earnings per share	$(0.02)	$(0.04)
Diluted (loss) earnings per share	$(0.02)	$(0.04)
Cash dividends paid per common share	$0.10	$0.15

The accompanying notes are an integral part of these statements.

--

KH Funding Company

Statements of Changes in Stockholders' Equity
For the years ended December 31, 2005 and 2004

	Common Stock Shares Amount		Paid-in Capital	Accumulated Deficit	Subscription Note Receivable	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity

Balance at December 31, 2003	2,485,066	$24,851	$2,102,765	$(287,900)	$(185,450)	$27,647	$1,681,913

Additional Stock Issued	22,298	223	24,858				25,081
Stock Redeemed	(1,808)	(18)	(4,083)				(4,101)
Dividends Declared $.15 per share			(373,097)				(373,097)

Comprehensive Income
Net loss for the year ended December 31, 2004				(97,473)			(97,473)
Reclassification adjustment for gains included in net loss						(18,576)	(18,576)
Change in fair value of investments						(17,896)	(17,896)

Total Comprehensive Income							(133,944)

Balance at December 31, 2004	2,505,556	25,056	1,750,443	(385,373)	(185,450)	(8,824)	1,195,852

Additional Stock Issued	50,000	500	99,500				100,000
Dividends Declared $.10 per share			(246,091)				(246,091)

Comprehensive Income
Net loss for the year ended December 31, 2005				(44,315)			(44,315)
Change in fair value of investments						(90,639)	(90,639)

Total Comprehensive Income							(134,954)

Balance at December 31, 2005	2,555,556	$25,556	$1,603,852	$(429,688)	$(185,450)	$(99,463)	$914,807

The accompanying notes are an integral part of these statements.

--

KH Funding Company

Statements of Cash Flows
For the years ended December 31,

	2005	2004
Reconciliation of Net Income to Net Cash from Operating Activities
Net (loss) income	$(44,315)	$(97,473)
Adjustments to reconcile net income to net cash from operating activities
Depreciation	50,387	46,250
Amortization of loan fees	(61,873)	(59,219)
Provision for loan losses	251,048	266,700
Gain on sale of securities	-	(18,576)
Increase in accrued late charges	8,148	3,171
Gain on sale of real estate owned	(72,194)	(53,868)
Decrease (Increase) in prepaid expenses	39,417	(24,337)
Recognized loss on impairment of investments	50,000	33,000
Recovery of prior loan receivable write-off	6,500	4,800
Increase in interest receivable	(551,976)	(298,798)
Increase in interest payable (included in notes payable)	1,317,000	615,523
Increase (Decrease) in accounts payable and accrued payroll liabilities	830	(662)
Decrease (Increase) in prepaid offering costs	32,616	(62,012)
Deferred loan origination costs	(27,934)	-
Net Cash provided by Operating Activities	997,654	354,499

Cash Flows from Investing Activities
Principal repayments from borrowers	16,733,748	8,005,490
Loans made to borrowers	(37,727,240)	(12,841,741)
Purchase of marketable securities and other investments	(31,000)	(603,673)
Proceeds from sale of marketable securities and other investments	58,000	2,484,950
Payments for other receivables	411,468	(410,946)
Purchase of fixed assets	(129,716)	(15,683)
Proceeds from sale of real estate owned	266,076	371,846
Payments to improve real estate owned	(29,128)	(8,840)
Net Change in Other Assets	(6,185)	(1,142)
Net Cash Used in Investing Activities	(20,453,977)	(3,019,739)

Cash Flow from Financing Activities
Proceeds from investor notes	120,110,831	49,008,102
Principal payments on investor notes	(96,630,099)	(44,786,895)
Proceeds from sales of common stock	100,000	1,025,081
(Decrease) Increase on participation loans	(107,248)	1,611
Payments on borrowings	-	(1,234,000)
Payments of dividends	(246,091)	(373,097)
Redemption of Common Stock	-	(4,101)
Increase (Decrease) in escrow and security deposits	138,327	13,422
Net Cash Provided by Financing Activities	23,365,720	3,650,123

Net Increase in Cash	3,909,397	984,883

Cash Balance, beginning of year	2,669,845	1,684,962
Cash Balance, end of year	$6,579,242	$2,669,845

Supplemental cash flows information
Interest paid	$1,095,360	$619,992
Transfer of loans to other real estate owned	$283,460	$66,528

The accompanying notes are an integral part of these statements.

--

NOTE A — SUMMARY OF SIGNIFICANT POLICIES

  Nature of Operation

KH Funding Company (the Company) operated as a general partnership from its founding in December 1990 until July 1, 1994, at which date it incorporated. The Company is an authorized mortgage lender in the State of Maryland, and provides lending services in the Washington, DC and Baltimore, MD metropolitan areas, primarily to small businesses and individuals and also purchases mortgage loans nationwide. The lending services the Company provides include originating, buying and selling loans and in-house servicing of its loans.

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

  Reclassification

Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 presentation.

  Investment Available for Sale

Most of the Company's investments are considered available for sale instruments and are recorded in compliance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Net unrealized holding gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders' equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

  Loans Receivable and Allowance for Loan Losses

Loans receivable are stated as unpaid principal balance net of any deferred fees and costs and payments in process, less the allowance for loan losses. Interest income from loans receivable is recognized using the interest method whereby interest income is recognized based upon the effective rate based upon outstanding principal. Loan origination fees received from borrowers are deferred and amortized in income over the established average life of related loan under a method which approximates the effective interest rate method.

The Company pays fees to third parties in connection with the acquisition of loans. These costs are amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method.

The Company incurs direct loan origination costs in its direct lending activities. These costs are capitalized and amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method.

The allowance for loan losses is increased for charges to income and decreased for charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known or inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, the estimated value of underlying collateral and current economic conditions. It is reasonably possible that the Company's allowance for loan losses could change in the near term.

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

The unamortized costs of approximately $314,000 as of December 31, 2005 for the public debt offering are being amortized over the expected average life of the related debt proceeds of 36 months from the date incurred.

  Real Estate Owned

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase and is initially recorded at the lower of cost or fair market value at the date of acquisition. In order to determine the fair value, we obtain an opinion of value from a licensed real estate professional. Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to hold, rent or to sell the property on a case-by-case basis. Buildings for rental property are depreciated over 30.5 years.

Notes Payable

We offer several different types of notes payable to our customers. Some notes are sold directly to note holders and many are sold through brokers. The Company pays brokerage fees which it capitalizes and amortizes into interest expense over the life of related notes.

  Income Taxes

The Company has elected under Subchapter S of the Internal Revenue Code to be treated as an S Corporation for tax purposes, and accordingly, items of income and loss are taxed to the shareholders. Therefore, no provision for income taxes is necessary.

  Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For this calculation the effect of 361,250 and 311,250 options have been excluded for 2005 and 2004, respectively, as their effect is antidilutive.

	Year Ended December 31,
	2005	2004
Basic:
Net income (loss) (attributable to common stock)	$(44,315)		$(97,473)
Average common shares outstanding	2,505,693		2,495,311
Basic earnings per share	$(0.02)		$(0.04)

Diluted:
Net income (loss) (attributable to common stock)	$(44,315)		$(97,473)
Average common shares outstanding	2,505,693		2,495,311
Dilutive effect of stock options	-		-
Average common shares outstanding - diluted	2,505,693		2,495,311
Diluted earnings per share	$(0.02)	$	$(0.04)

  Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, requires that stock-based compensation be accounted for on the fair-value method as described in SFAS No. 123, or on the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, whereby if options are priced at or above the fair value on the date of grant, no compensation expense is recognized by the Company as a result of the options. If the intrinsic value-based method is used, pro forma net income must be disclosed as if the fair value-based method had been applied. The Company continues to account for its employee stock options in accordance with APB Opinion No. 25.

Fair value of options are computed using the Minimum Value Method. A risk-free rate of 3.75% and 3.58% was used for 2005 and 2004, respectively, and a 5-year expected life of the options was used for both years. Zero volatility was used as the Company's shares are not publicly listed or traded. A dividend of $.08 and $.15 per share per year paid quarterly is assumed for 2005 and 2004, respectively.

The following table summarizes information and presents the tabular information required under FAS 148. The Company is an S Corporation and there is no tax effect on the numbers presented in this table.

	Year Ended December 31,
	2005	2004

Net loss - as reported	$(44,315)	$(97,473)
Deduct - total stock-based compensation determined under fair value-based method for all awards	(55,046)	(117,967)
Pro forma net loss	$(99,361)	$(215,440)
Loss per share:
Basic - as reported	$(0.02)	$(0.04)
Basic - pro forma	$(0.04)	$(0.09)
Diluted - as reported	$(0.02)	$(0.04)
Diluted - pro forma	$(0.04)	$(0.09)

Comprehensive Income

Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

NOTE B — INVESTMENT SECURITIES - AVAILABLE FOR SALE

Investment securities available for sale consists of the following at December 31:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate Bonds	$623,351	$-	$(99,463)	$523,888
Other	74,721	-	-	74,721

Totals	$698,072	$-	$(99,463)	$598,609

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate Bonds	$632,211	$-	$(8,824)	$623,387
Other	34,861	-	-	34,861

Totals	$667,072	$-	$(8,824)	$658,248

All of the corporate bonds outstanding at December 31, 2005 mature in between one and five years.

Securities with unrealized losses, segregated by length of impairment at December 31, 2005 were as follows:

	Less than 12 Months Estimated Fair Value	More than 12 Months Unrealized Losses	Total Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate Bonds	$-	$-	$523,888	$99,463	$523,888	$99,463
Other	-	-	-	-	-	-

Totals	$-	$-	$523,888	$99,463	$523,888	$99,463

Declines in the fair value of available-for-sale securities below their cost are not deemed to be other than temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Information related to the sale of marketable securities during the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Gross Proceeds	$-	$2,484,950
Gross Gains	$-	$21,795
Gross Losses	$-	$(3,219)

NOTE C — OTHER INVESTMENTS

The Company has invested excess funds in several development stage companies. Because the Company maintains a minority position in these investments and cannot exert control the investments are accounted for under the cost method of accounting whereby only cash transactions effect the carrying value. There is no readily determinable market value for these investments. Management periodically reviews their status to determine if there has been any impairment to their value.

During 2005, the Company determined that one of these investments was worthless and recognized an impairment loss of $50,000. There was a partial-redemption in the other investment, the only one remaining at December 31, 2005, in the amount of $58,000.

In 2004, one of the company's investments was considered worthless. This investment was written-off, creating an impairment loss of $33,000. The carrying value of Other Investments was $50,872 and $158,872 at December 31, 2005 and 2004, respectively.

NOTE D — LOANS RECEIVABLE

Loans receivable consist of 244 collateralized loans and 9 uncollateralized loans for 2005 and 204 collateralized loans and 7 uncollateralized loans for 2004. The loans receivable originate from various individuals and businesses ranging in balance from $501 to $2,600,000 for 2005 and $501 to $993,999 for 2004, bearing interest rates ranging from 1.5 percent to 24 percent in 2005 and from 3 percent to 24 percent in 2004, with a weighted-average yield of 10.66 percent and 10.89 percent, respectively. Uncollateralized loans constitute approximately 0.8 percent and 0.7 percent of the gross loan value at December 31, 2005 and 2004, respectively.

Loan origination fees received from borrowers are deferred and amortized into interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. The unamortized loan origination fees, which are included as a reduction to loans receivable balance, were $154,530 and $120,207 at December 31, 2005 and 2004, respectively.

The Company pays fees to third parties in connection with the acquisition of loans. These costs are amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. The costs which were unamortized were $164,774 and $6,413 at December 31, 2005 and 2004, respectively.

The Company incurs direct loan origination costs in its lending activities. These costs are capitalized and amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. Unamortized direct loan origination costs were $27,934 at December 31, 2005. No such unamortized costs existed at December 31, 2004.

--

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004

Loans Receivable by Collateral Type

The Company's loans receivable portfolio consists of the following by type of loans at December 31:

	2005	2004
Primary Collateral Type	Amount	Amount

Residential Real Estate First Trust	$6,801,400	$4,251,283
Business Assets and Commercial Real Estate First Trust	5,159,408	4,424,112
Residential Investment Property First Trust	24,557,184	9,543,663
Residential Real Estate Second Trust	2,103,760	1,116,984
Other Assets (Auto, Stock)	2,035,215	1,013,265
Other Loans	441,843	150,870
Total loans receivable, gross	41,098,810	20,500,177

Unearned fees and other	(50,078)	(122,068)
Less allowance for loan losses	(369,791)	(233,311)
Total loans receivable, net	$40,678,941	$20,144,798

Maturities as of December 31, 2005, are as follows:

Year Ending December 31,
2006	$23,653,633
2007	2,794,052
2008	1,152,763
2009	931,325
2010	4,271,462
2011 and thereafter	8,295,575
Total loans receivable, gross	$41,098,810

The fair value of the gross loans receivable is estimated to be $40,998,847 and $20,457,162 at December 31, 2005 and 2004, respectively. These estimates are based on discounted cash flows using the year end average interest for loans, assuming a mid-year pay-off of such loan in the year due.

Analysis of the allowance for loan loss is as follows:

Year Ending December 31,	2005	2004
Beginning balance	$233,311	$211,000
Provision for loan losses	251,048	266,700
Loans charged off	(121,068)	(249,189)
Recovery of loans previously charged off	6,500	4,800
Ending balance	$369,791	$233,311

Loans in non-accrual status totaled $836,390 and $583,351 at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company had loans of $1,625,356 and $2,109,236, respectively, which were more than ninety days late and for which the Company continues to accrue interest. The Company has collateral for these loans and management believes that both the principal and the related accrued interest is collectible.

    Analysis of Loan Loss Reserves

	12/31/05	12/31/04
Total recorded investment in impaired loans at the end of the period	$836,390	$583,351
Amount of that recorded investment for which there is a related allowance for credit losses	$836,390	$516,126
Amount of related allowance for credit losses associated with such investment	$228,493	$175,117
Amount of that recorded investment for which there is no related allowance for credit losses	$-	$67,225

	12/31/05	12/31/04
The average recorded investment in impaired loans during the period	$709,871	$512,412
The related amount of interest income recognized within that period when the loans were impaired	$-	$-
The amount of income recognized using a cash basis during the time within that period that the loan was impaired	$-	$-

At December 31, 2005 the Company had outstanding loan balances to one borrower and its affiliated entities of $2,978,000 which represented 7.35% of loans outstanding at that date. Management believes that this concentration is adequately collateralized with first deeds of trust on related real estate.

NOTE E — PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2005	2004
Furniture and equipment	$82,302	$53,025
Automobiles	27,074	27,074
Computer software	80,642	73,266
Leasehold improvements	18,813	-0	-
	208,831	153,365
Less: Accumulated depreciation	71,208	119,610
Property and equipment - net	$137,623	$33,755

    Depreciation expense related to property and equipment for the years ended December 31, 2005 and 2004, totaled $25,848 and $21,050, respectively.

NOTE F — REAL ESTATE OWNED

    Real estate owned currently consists of rental and held for sale real estate.

	2005	2004
Rental property:
Buildings	$625,301	$668,087
Less: Accumulated Depreciation	70,538	61,864
	554,763	$606,223
Land-rental property	67,750	103,750
Total rental	$622,513	$709,973
Held for Sale:
Buildings	$155,302	$-0	-
Land-held for sale	25,000	-0	-
Total held for sale	$180,302	$-0	-

Depreciation expense related to rental property for the years ended December 31, 2005 and 2004, totaled $24,539 and $25,201, respectively.

NOTE G — NOTES PAYABLE, INTEREST EXPENSE AND TYPES OF NOTES

Information related to notes payable at December 31, 2005 and 2004 is as follows:

	2005	2004
Number of notes payable	1,310	518
Highest balance	$3,589,022	$1,355,265
Lowest balance	$2	$102
Lowest interest rate	4.00%	4.00%
Highest interest rate	9.25%	9.85%
Weighted average interest rate	6.05%	5.69%
Number of accounts greater than $100,000	104	52
Value of accounts over $100,000	$27,960,681	$16,153,262

The carrying values of the notes payable approximate their fair value.

Year Ending December 31,
2006	$38,504,277
2007	3,979,256
2008	3,137,962
2009	1,786,624
2010	2,345,055
2011	55,582
Subtotal	$49,808,756
Unamortized brokerage costs	127,421
Total Notes and accrued interest payable	$49,681,335

The maturity date is considered to be the date on which the note first becomes a demand note. Included in the due in 2006 category is $10,108,628 on one-day demand accounts, which the creditor can immediately withdraw and $14,060,673 that requires a 30-day notice before withdrawal can be made.

--

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004

The Company has three classes of notes payable, Series II, III and IV notes. Series II notes were sold in private offerings by the Company from inception through November 2, 2003. On November 3, 2003 the Company registered a Public Offering with the Securities and Exchange Commission. Subsequent to the November 3, 2003 offering the Company registered secondary Public Offerings with the Securities and Exchange Commission on August 2, 2004 and July 15, 2005. The Series III and IV notes were sold under the public offerings. The Series III notes are senior to all other debt of the company and are secured with a priority lien on the assets of the Company. The Series IV notes join the Series II notes in right of payment and both are subordinate to senior debt of the Company.

As of December 31, 2005, notes payable outstanding by class of securities is as follows:

Series II	Privately issued subordinated debt	$4,468,645
Series III	Publicly issued senior debt	39,425,659
Series IV	Publicly issued subordinated debt	5,914,452
Subtotal		49,808,756
Unamortized brokerage costs		(127,421)
Total Notes and accrued interest payable		$49,681,335

The Company's notes are sold directly to note holders and also through brokers. For those notes sold through brokers the Company pays brokerage fees which it capitalizes and amortizes into interest expense over the life of the related notes. The unamortized brokerage costs were $127,421 and $50,051 at December 31, 2005 and 2004, respectively.

For the year ended December 31, 2005 and 2004, interest expense totaled $2,290,136 and $1,224,076, respectively, and interest paid totaled $916,466 and $619,992, respectively.

NOTE H — RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

  Included in loans receivable at December 31, 2005 and 2004, are eleven notes and eight notes totaling $4,274,751 and $1,833,611, respectively, from officers and shareholders.
  Included in the notes payable at December 31, 2005 and 2004, are 59 and 52 notes totaling $5,935,165 and $5,389,637, respectively, which are held by officers and shareholders.
  There is a loan of $185,450, shown in the equity section of the Balance Sheet as a contra-equity, made to the Company's CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. The stock has a book value of about $38,000 as of December 31, 2005. At December 31, 2005, there was no accrued interest receivable on this loan.
All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

NOTE I — WARRANTS, OPTIONS AND OTHER STOCK ISSUED

Stock Option Plans

The Company has granted stock options to employees, shareholders and board members. All options granted vest on the day they are granted. All options granted to date are non-statutory options. The Company has the following stock options outstanding:

Other Stock Options. During fiscal year 1999 the Company granted options to purchase 201,250 shares of common stock at $2.00 per share. These options expired in 2004. During fiscal year 2000, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share in connection with the issuance of a note payable. These options were exercised in 2005. During fiscal year 2004, 20,000 options at $1.00 per share were exercised. During 2004, the Company granted options to purchase 161,250 shares of common stock at $2.00 per share. During 2005, the Company granted options to purchase 100,000 shares of common stock at $2.25 per share. The following depicts option activity for the years ended December 31, 2005 and 2004:

	Number of Shares	Weighted-Average Exercise Price	Range
Options outstanding at end of year-2003	371,250	$1.96	$1.00-2.00
Options granted-2004	161,250	2.00	2.00
Options expired-2004	(201,250)	2.00	2.00
Options exercised-2004	(20,000)	1.00	1.00
Options outstanding at end of year-2004	311,250	2.00	2.00
Options granted-2005	100,000	2.25	2.25
Options expired-2005	-	-	-
Options exercised-2005	(50,000)	2.00	2.00
Options outstanding at end of year-2005	361,250	$2.07	$2.00-2.25

At December 31, 2005 all of the Company's outstanding options were exercisable. The weighted average exercise price of these options is $2.07 and the weighted average remaining contractual life in years is 3.27. All of the options outstanding were granted outside of any Stock Option Plan of the Company.

NOTE J — COMMITMENTS AND CONTINGENCIES

  Lease Commitment

In October 2005, the Company expanded office facilities to approximately twice the original size. A new 10-year lease was signed at that time which will expire October 31, 2015. The following is a schedule by years of approximate future minimum payments under the lease as of December 31, 2005:

Year Ending December 31,
2006	$94,696
2007	98,488
2008	102,426
2009	106,522
2010	110,784
Thereafter	600,810
Total	$1,113,726

Rent expense under operating leases totaled $53,327 and $43,001 for the years ended December 31, 2005 and 2004, respectively.

NOTE K — LOAN PARTICIPATION

At December 31, 2005, there were no active participation loans. The December 31, 2004 participation loan balance of $207,009 was paid-off in total during 2005.

NOTE L — TRUST ACTIVITIES

The Company became a trustee of IRA accounts in February 2003. The IRA accounts are self-directed. A portion of the assets under the trust have been invested in notes payable of the Company. As a trustee, the Company is subject to Section 1.408-2(e) of the Internal Revenue Code and is subject to reviews by IRS examiners. No such review occurred in 2004. We underwent a review in 2005 and are not aware of any issues resulting from such review.

Year Ending December 31,	2005	2004
Total Assets under Trust	$5,417,337	$2,242,256
Portion of Assets Invested in KH Funding Notes Payable	$5,342,337	$2,024,117
Portion of Assets Invested in Outside Investments	$75,000	$218,139

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amend the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.

In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123R. The Company will be required to adopt this statement on January 1, 2006. The impact of SFAS 123R on the Company in 2006 and beyond will depend on various factors, among them being the Company's future compensation strategy. As of December 31, 2005, all of the Company's options are vested, having been earned by employees.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operation or liquidity.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management identified a material weakness in our internal control over financial reporting related to the accounting for other real estate owned as to valuation and operating expenses. This control deficiency resulted in an audit adjustment of $59,690 to the 2005 financial statements prior to their public release. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. Additionally, management has initiated a plan to improve its controls and procedures over financial reporting which includes an internal review process as well as a complete review of accounting for other real estate.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 15d-15 of the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

Changes in Internal Controls. No change in our internal control over financial reporting occurred during our fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. KH Funding's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

--

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. The following is the name, age and position of each of our current directors and executive officers as of December 31, 2005:

Name	Age	Position(s)
Robert L. Harris	56	Chief Executive Officer, President and Director
Louise B. Sehman	71	Chief Financial Officer, Secretary and Treasurer
James E. Parker	57	Vice President - Investors Relations
Ronald L. Nicholson	51	Vice President - Accounts and Loan Administration
Martin Angeli	42	Senior Vice President - Sales
Jin S. Kim	57	Director
Jack H. Breskow*	76	Director
Dr. Mervyn Feldman*	71	Director
Solomon Kaspi	38	Director
Alvin Shapiro*	74	Director
Jeremiah P. Connor*	66	Director

* Asterisks denote individuals who we believe are "independent directors" as that term is defined by the listing standards of the American Stock Exchange.

Robert L. Harris, age 56, was a founder of KH Funding Company in 1990 when he also began his service as Managing General Partner and then President. He has been the President, Chief Executive Officer and a director of KH Funding since its incorporation in 1994. Prior to founding KH Funding, Mr. Harris owned and operated businesses and managed commercial and corporate real estate for various firms in Maryland. He attended the Citadel Military College and Montgomery College.

Louise B. Sehman, age 71, joined KH Funding Company in 1992. She currently serves as the Chief Financial Officer, Secretary and Treasurer of KH Funding. Ms. Sehman was a payroll supervisor for a convenience store chain before joining us. She attended the University of Maryland. Ms. Sehman retired as Chief Financial Officer and Treasurer effective March 31, 2006.

James E. Parker, age 57, joined KH Funding Company in 1997. He currently serves as the Vice President of Investor Relations and Trust Services. Mr. Parker was an assistant controller of a lumber and supply company before joining us. He earned a Bachelor of Science from the University of Maryland. Mr. Parker became Chief Financial Officer effective upon the retirement of Ms. Sehman.

Ronald L. Nicholson, age 51, joined KH Funding Company in 1996. He currently serves as the Vice President of Accounts and Loan Administration.

Martin Angeli, age 42, joined KH Funding Company in 2003. He currently serves as the Senior Vice President of National Sales and Broker Dealer relationships. Mr. Angeli has been licensed since 1989 and has extensive experience as an NASD registered representative. He has previously held positions as Vice President at State Bond & Mortgage, Senior Vice President at Smith Barney and Vice President at Oppenheimer & Co. and Merrill Lynch. He attended Simon Bolivar and Metropolitan University in Caracas, Venezuela where he earned a Bachelor in Business Administration.

Jin S. Kim, age 57, has served as a director of KH Funding Company since its incorporation in 1994. Ms. Kim was also a founder of KH Funding. Ms. Kim has owned and managed investment real estate since 1981. She is licensed as a real estate appraiser in Maryland. Ms. Kim resigned as a director on March 24, 2006.

Jack H. Breskow, age 76, has served as a director of KH Funding Company since its incorporation in 1994. Mr. Breskow is an executive officer of Jack H. Breskow and Associates, Ltd., which provides business, estate and financial planning services to its clients. He is a Certified Life Underwriter and Accredited Estate Planner.

Dr. Mervyn Feldman, age 71, has served as a director of KH Funding Company since 1998. Dr. Feldman maintains an active medical practice specializing in podiatry. He attended Wilson Teachers College and the Pennsylvania College of Podiatric Medicine.

Solomon Kaspi, age 39, has served as a director of KH Funding Company since 2004. Mr. Kaspi is a mortgage and finance professional, and has been since 1990. Mr. Kaspi graduated from the University of Maryland. Mr. Kaspi resigned as a director on March 24, 2006.

Alvin Shapiro, age 74, has served as a director of KH Funding Company since 2004. Mr. Shapiro is president of an actuarial firm which specializes in small business pension plans. Mr. Shapiro is a stockbroker, has his Series 6 license and has insurance industry designations of CLU and CHFC. Mr. Shapiro has a MBA from John Hopkins University and a Bachelors of Science in Finance from American College.

Jeremiah P. Connor, age 66, has served as a director of KH Funding Company since 2004. Mr. Connor is currently a partner of Connor & Assoc. CPA's, P.C. Mr. Connor is a Certified Public Accountant with over 35 years of accounting experience. Mr. Connor is a distinguished member of state and national CPA organizations. He graduated with a Bachelor of Commercial Science from Benjamin Franklin University.

We do not have employment agreements with any of our employees. We do not maintain director and officer insurance.

Board of Directors. At December 31, 2005, we had seven members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

Committee of the Board. The Board of Directors has established one standing committee to assist it in carrying out its responsibilities, namely the Audit Committee. It is the Board's plan to appoint both a Nominations Committee and a Compensation Committee in the near future. As of the Record Date the composition and other information regarding the Board's committee was as follows:

Audit Committee.
Number of Members:	Three
Members:
Jeremiah Connor - Chairman, Alvin Shapiro and Robert L. Harris

We believe that Messrs. Connor and Shapiro are each an "independent director" as that term is defined by the listing standards of The American Stock Exchange. In addition, Messrs. Connor and Shapiro are each an "audit committee financial expert" as that term is defined in Item 401 of Regulation S-B and by the listing standards of The American Stock Exchange.

Number of Meetings in 2004:	Four
Functions:
Recommends to the Board the independent accountants each year and approves the compensation and terms of their engagement
Examines the scope and extent of the audit conducted by the independent public accountants and to advise the Board with respect thereto
Reviews the recommendations of the independent public accountants with respect to accounting methods and internal controls, and to advise the Board with respect thereto
Reviews the annual audit report of our independent accountants and reports of examinations by our regulatory agencies
Performs such other functions and responsibilities as may be assigned by the Board

Charter	The Audit Committee operates pursuant to a charter that was adopted by the Board in March 2004.

Audit Committee Financial Expert. Rules adopted by the Securities and Exchange Commission (the "SEC") require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an "audit committee financial expert" as that term is defined in the SEC's rules. To qualify as an audit committee financial expert under the SEC's rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. The Board of Directors has determined that Messrs. Connor and Shapiro are each an "audit committee financial expert" as that term is defined in Item 401 of Regulation S-B and by the listing standards of the American Stock Exchange. Both Messrs. Connor and Shapiro satisfy the independence requirements of the American Stock Exchange.

Code of Ethics. Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our Code of Ethics is posted on our website, www.khfunding.com. In addition, a copy will be provided without charge to any person upon request. Requests for copies of our Code of Ethics should be sent by mail to Corporate Secretary at KH Funding, 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901, or by telephone to (301) 592-8100.

ITEM 10.  EXECUTIVE COMPENSATION

  Summary Compensation

The following table sets forth the compensation earned during the fiscal years ended December 31, 2005, 2004 and 2003 by our Chief Executive Officer and each of our other executive officers whose combined salary and bonus exceeded $100,000 during those years. We may refer to these officers as our named executive officers elsewhere herein. Other than the Chief Executive Officer, no named executive officer earned a total annual salary and bonus in excess of $100,000 during the last three completed fiscal years, therefore, the following table sets forth the certain compensation paid by us, including salary, bonus and certain other compensation to our Chief Executive Officer for fiscal years ended December 31, 2005, 2004 and 2003.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock($)	Securities Underlying Options/ SARs($)	LTIP Pay-outs ($)	All Other Compensation

Robert L. Harris, CEO/President	2005	$ 118,454	$1,191	$-	$-	$-	$-	$-
	2004	118,000	-	-	-	150,000	-	-
	2003	125,020	3,692	-	-	-	-	-

  Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options approved by our Board of Directors to the named executive officers in the Summary Compensation table above during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Robert L. Harris	-0-	-	-	-

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth information with respect to the named executive officers in the Summary Compensation table above concerning the exercisability of options during the fiscal year ended December 31, 2005 and exercisable and unexercisable stock options held as of the end of fiscal year December 31, 2005. None of our named executive officers exercised options in the last fiscal year. The table below outlines the value, as of December 31, 2005, of options granted to our Chief Executive Officer to date that remain exercisable.

			Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Robert L. Harris	-	-	250,000/0	$500,000/0

    Director Compensation

Directors received a maximum of either (i) $200 or (ii) an outright grant of 100 shares of the Company's Common Stock, for each Board meeting attended. No additional fees are paid for attendance at any Committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2006 for:

  each person who we know owns beneficially more than 5% of our Common Stock, each executive officer,
  each of our directors, and
  all of our executive officers and directors as a group.
The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Common Stock deemed outstanding includes shares issuable upon exercise of options held by the respective person or group which may be exercised within 60 days after March 15, 2006. Further, such beneficial ownership includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

Our Common Stock is privately held and there is no public trading market for our Common Stock. All addresses for the executive officers and directors are KH Funding's address at 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901.

Name and Position	Number of Shares(1)		Percent of Class
Robert L. Harris, President, CEO and Director	715,000	(1)	25.5%
Jack H. Breskow, Director	39,700	(2)	1.4%
Jeremiah P. Connor, Director	0		0.0%
Dr. Mervyn Feldman, Director	97,478	(3)	3.5%
Solomon Kaspi, Director	500,500		17.8%
Jin S. Kim, Director	516,700		18.4%
Alvin Shapiro, Director	600		0.0%
All Directors and Executive Officers as a Group (7 persons)	1,869,978	(4)	66.6%

(1) Includes (i) 465,000 shares of Common Stock held directly (100,000 shares of which secure a loan receivable of $185,450 owed to KH Funding) and (ii) options to purchase 250,000 shares of Common Stock, which are exercisable currently or within 60 days of the table date.
(2) Includes 37,500 shares of Common Stock held by his wife, Eufrosene Breskow.
(3) Includes 95,778 shares of Common Stock held with his wife, Harriet Feldman, as tenants by the entirety.
(4) Includes options to purchase 250,000 shares of Common Stock, which are exercisable currently or within 60 days of the table date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are brief descriptions of transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%.

KH Funding had related party notes held by us and recorded as notes receivable on our balance sheet totaling $4,274,751 and $1,833,611 as of December 31, 2005 and 2004, respectively, and made by the following officers and stockholders: Robert L. Harris, Jin S. Kim, Ainslee H. Sadler, Richard J. Harris and Dr. Mervyn Feldman.

KH Funding had related party notes made by us and recorded as notes payable on our balance sheet totaling $5,935,165 and $5,389,637 as of December 31, 2005 and 2004, respectively, that were held by officers, directors and stockholders of which $1,516,848 were held by officers, directors, and 5% or more stockholders identified as: Robert L. Harris, Jin S. Kim, Louise B. Sehman, Jack H. Breskow, Dr. Mervyn Feldman, Solomon Kaspi, James Parker and Nick Nicholson.

There is a loan of $185,450, shown on the Balance Sheet as a contra-equity, made to KH Funding's CEO for the purchase of 100,000 shares of stock in KH Funding. The interest rate on this loan is seven percent. The stock has a book value of about $38,000 as of December 31, 2005. At December 31, 2005, there was no accrued interest receivable on this loan.

We believe that each transaction with a related party was on terms as favorable as could have been obtained from an unrelated party. And, all future transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%, will be entered into on terms as least as favorable as could be obtained from unaffiliated independent third parties. Such determination shall be made by our independent directors.

ITEM 13.  EXHIBITS

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

10.3	2005 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form SB-2, Registration File No. 333-1241155)

10.4	Selling Agreement by and between KH Funding Company and Spencer Edwards, Inc.

10.5	Selling Agreement by and between KH Funding Company and CapWest Securities, Inc.

23	Consent of Stegman & Co.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As our independent accountants for 2004 and 2005, Stegman & Company provided various audit and other services for which we were billed for fees as further described below. Except as described below, under its current procedures the Audit Committee specifically pre-approves all audit services and other services provided by our accountants. In the case of tax services and other permissible non-audit services, the Committee has delegated authority to its Chairman to approve services. Any approval of additional services by the Chairman is communicated to the full Committee at its next regularly scheduled meeting. The Committee also may authorize management to obtain tax services from our accountants from time to time during the year up to a specified aggregate amount of fees. Requests for advice in addition to that amount would require further approval.

Our Audit Committee has considered whether Stegman & Company's provision of non-audit services is compatible with maintaining its independence. The Committee believes that those services do not affect Stegman & Company's independence.

Audit Fees

For 2004 and 2005, Stegman & Company audited our consolidated financial statements included in our Annual Reports on Form 10-KSB, and it reviewed the condensed interim financial statements included in our Quarterly Reports on Form 10-QSB. The aggregate amount of fees for those services was $34,270 and $59,344, respectively. For the first, second and third quarters of 2004, Grant Thornton LLP performed our audits and their fees totaled $115,148.

Audit-Related Fees

For each 2004 and 2005, Stegman & Company performed no audit-related tasks for us.

Tax Fees

In 2004, we paid Grant Thornton LLP $8,000 for tax compliance services and preparation of corporate returns.

All Other Fees

In 2005, there were no additional fees from Stegman & Company.

--

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006	KH FUNDING COMPANY

	By:	/s/ Robert L. Harris
Robert L. Harris,
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities as of April 17, 2006.

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

--

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

10.3	2005 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form SB-2, Registration File No. 333-1241155)

10.4	Selling Agreement by and between KH Funding Company and Spencer Edwards, Inc.

10.5	Selling Agreement by and between KH Funding Company and CapWest Securities, Inc.

23	Consent of Stegman & Co.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
KH Funding Company
Silver Spring, Maryland

We hereby consent to the inclusion of our report dated April 7, 2006 relating to the balance sheets of KH Funding Company (the "Company") as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended in the Company's Form 10-KSB for the year ended December 31, 2005 to be filed with the Securities and Exchange Commission.

/s/ Stegman & Company

Baltimore, Maryland
April 14, 2006

--

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Harris, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of KH Funding Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) OMITTED;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: April 17, 2006	/s/ Robert L. Harris
Robert L. Harris
President and Chief Executive Officer

--

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Louise B. Sehman, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of KH Funding Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) OMITTED;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated April 17, 2006	/s/ Louise B. Sehman
Louise B. Sehman
Chief Financial Officer, Secretary and Treasurer

--

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification of CEO

The undersigned hereby certifies that, to his knowledge (i) the foregoing Annual Report on Form 10-KSB filed by KH Funding Company (the "Issuer") for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the period presented therein.

Dated: April 17, 2006	/s/ Robert L. Harris
Robert L. Harris
President and Chief Executive Officer

--

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification of CFO

The undersigned hereby certifies that, to his knowledge (i) the foregoing Annual Report on Form 10-KSB filed by KH Funding Company (the "Issuer") for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the period presented therein.

Dated: April 17, 2006	/s/ Louise B. Sehman
Louise B. Sehman
Chief Financial Officer, Secretary and Treasurer