Form 10QSB
period 2006-03-31
KH FUNDING CO
filed 2006-05-15
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission File Number 333-124155

KH FUNDING COMPANY
(Exact name of small business issuer as specified in its charter)

Maryland	6162	52-1886133
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

Class	Outstanding as of March 31, 2006
Common Stock, $0.01 par value per share	2,699,951

Transitional Small Business Disclosure Format (Check One):   YES ☐   NO ☒

PART I - FINANCIAL INFORMATION

KH FUNDING COMPANY
BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$8,294,938	$6,579,242
Investments Available for Sale:
Marketable Securities - At Fair Value	625,263	598,609
Other	50,872	50,872
Loans, Less Allowance for Loan Losses
(March 31, 2006) $427,143 and (December 31, 2005) $369,791	46,688,124	40,678,941
Accrued Interest Receivable	1,443,496	1,405,424
Other Receivables	26,721	126,269
Prepaid Expenses	326,319	374,762
Property and Equipment - Net	133,771	137,623
Real Estate Owned
Rental Property	624,478	622,513
Held for Resale	180,302	180,302
Other Assets	15,988	15,988

Total Assets	$58,410,272	$50,770,545

Liabilities and Stockholders' Equity

Liabilities
Notes and Accrued Interest Payable	$56,820,138	$49,681,335
Other Loans Payable	31,500	-
Long Term Accrued Lease Obligation	7,863	-
Accounts Payable and Accrued Payroll Liabilities	2,315	2,730
Escrows and Deposits	168,192	171,673

Total Liabilities	57,030,008	49,855,738

Stockholders' Equity
Common Stock (5,000,000 shares authorized; 2,699,951 shares (March 31, 2006) and 2,555,556 shares (December 31, 2005) issued and outstanding; $0.01 par value	27,000	25,556
Paid-in-Capital	1,944,483	1,603,852
Accumulated Deficit	(334,554)	(429,688)
Less Subscription Note Receivable	(185,450)	(185,450)
Accumulated Other Comprehensive (Loss)	(71,215)	(99,463)

Total Stockholders' Equity	1,380,264	914,807

Total Liabilities and Stockholders' Equity	$58,410,272	$50,770,545

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended March 31,
	2006	2005
Interest Income
Interest and Fees on Loans	$1,260,203	$662,777
Interest on Bank Accounts	43,065	18,015
Interest on Investments - Marketable Securities	7,727	7,015

Total Interest Income	1,310,995	687,807

Interest Expense
Interest and Fees on Borrowing	851,979	444,552
Interest on Participations	-	3,601

Total Interest Expense	851,979	448,153

Net Interest Income	459,016	239,654

Provision for Loan Losses	57,352	36,000

Net Interest Income after Provision for Loan Losses	401,664	203,654

Non-Interest Income
Rental Income	10,516	16,596
Other	5,144	6,365

Total Non-Interest Income	15,660	22,961

Non-Interest Expense
Salaries and Wages	95,608	87,838
Professional Fees	29,448	19,058
Offering Costs	56,208	42,705
Administration	37,617	20,998
Real Estate Maintenance	20,400	7,456
Insurance	19,385	15,853
Depreciation	14,863	11,150
Rent	31,815	11,208
Bank Charges	6,444	5,896
Other	10,402	5,298

Total Non-Interest Expense	322,190	227,460

Net Income (Loss)	$95,134	$(845)

Basic Earnings Per Share	$0.04	$-
Diluted Earnings Per Share	$0.04	$-
Cash Dividends Paid Per Common Share	$0.02	$0.04

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balances at January 1, 2005	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852

Dividend Declared	-	-	(95,758)	-	-	-	(95,758)

Comprehensive Income
Net Loss for Period Ended March 31, 2005	-	-	-	(845)	-	-	(845)
Change in Fair Value of Investments	-	-	-	-	-	(48,621)	(48,621)

Total Comprehensive Loss	-	-	-	-	-	-	(49,466)

Balances at March 31, 2005	2,505,556	$25,056	$1,654,685	$(386,218)	$(185,450)	$(57,445)	$1,050,628

Balances at January 1, 2006	2,555,556	$25,556	$1,603,852	$(429,688)	$(185,450)	$(99,463)	$914,807

Additional Stock Issued	144,395	1,444	391,741	-	-	-	393,185
Dividend Declared	-	-	(51,110)	-	-	-	(51,110)

Comprehensive Income
Net Income for Period Ended March 31, 2006	-	-	-	95,134	-	-	95,134
Change in Fair Value of Investments	-	-	-	-	-	28,248	28,248

Total Comprehensive Income for the Period	-	-	-	-	-	-	123,382

Balances at March 31, 2006	2,699,951	$27,000	$1,944,483	$(334,554)	$(185,450)	$(71,215)	$1,380,264

The accompanying notes are an integral part of these statements.

--

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended March 31,
	2006	2005
Reconciliation of Net Income to Net Cash from Operating Activities
Net Income (Loss)	$95,134	$(845)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Depreciation	14,863	11,150
Amortization of Loan Fees	(30,000)	(15,468)
Provision for Loan Losses	57,352	36,000
Common Stock Issued for Past Services	9,975	-
(Increase) Decrease in Accrued Late Charges	(5,175)	3,112
(Increase) Decrease in Prepaid Expenses	20,960	14,314
Increase in Interest Receivable	(28,322)	(152,164)
Increase in Interest Payable (Included in Notes Payable)	546,561	290,217
(Decrease) Increase in Accounts Payable and Accrued Payroll Liabilities	(415)	5,614
Accrued Interest on Investments	(7,728)	-
Decrease (Increase) in Prepaid Offering Costs	56,208	(42,705)
Deferred Loan Origination Costs	(7,491)	-
Unamortized Brokerage Fees	(80,922)	-
Long Term Lease Liability	7,863	-
Prepaid Loan Expenses	(48,917)	-

Net Cash Provided by Operating Activities	599,946	149,225

Cash Flows from Investing Activities
Principal Repayments from Borrowers	8,377,164	4,883,913
Loans made to Borrowers	(14,352,116)	(9,008,136)
Purchase of Marketable Securities and Other Investments	(428)	-
Payments for Other Receivables	99,548	272,547
Purchase of Property and Equipment	(5,828)	(24,397)
Payments on Other Real Estate Owned	(7,148)	(8,346)

Net Cash Used in Investing Activities	(5,888,808)	(3,884,419)

Cash Flows from Financing Activities
Proceeds from Investor Notes	37,002,763	22,189,236
Principal Payments on Investor Notes	(30,329,599)	(16,059,150)
Proceeds from Common Stock	354,485	-
Increase in Participation Loans	-	1,007
Payment on Borrowings	31,500	(66,000)
Payment of Dividends	(51,110)	(95,758)
(Decrease) Increase in Escrow and Security Deposits	(3,481)	6,453

Net Cash Provided by Financing Activities	7,004,558	5,975,788

Net Increase in Cash	1,715,696	2,240,594

Cash Balance, Beginning of Period	6,579,242	2,669,845

Cash Balance, End of Period	$8,294,938	$4,910,439

Supplemental Cash Flow Information
Cash Paid for Interest	$305,885	$141,657
Transfer of Loans to Real Estate Owned	$-	$106,399

The accompanying notes are an integral part of these statements.

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

The financial statements for the three month periods ended March 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for non-interim, or complete financial statements are not included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements contained in Form SB-2 of KH Funding Company (the "Company") which was filed with the Securities and Exchange Commission and became effective on July 15, 2005 and Form 10-KSB for the year ended December 31, 2005 filed on April 18, 2006.

  Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. All of the company's outstanding options were anti-dilutive at March 31, 2005. As of March 31, 2006 and 2005 the Company had 321,250 and 311,250 options outstanding, respectively.
	For The Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Basic:
Net (Loss) Income (Attributable to Common Stock)	$95,134	$(845)
Weighted Average Common Shares Outstanding	2,574,236	2,505,556
Basic Earnings Per Share	$0.04	$-

Diluted:
Net (Loss) Income (Attributable to Common Stock)	$95,134	$(845)
Weighted Average Common Shares Outstanding	2,574,236	2,505,556
Dilutive Effect of Stock Options	111,490	-
Weighted Average Common Shares Outstanding - Diluted	2,685,726	2,505,556
Diluted Earnings Per Share	$0.04	$-

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

NOTE B—IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired (or Nonaccrual) if it is probable that the company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan's effective interest rate, or the loan's observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	March 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
Total Recorded Investment in Impaired Loans at End of Period	$993,742	$836,390
Amount of that Recorded Investment for which there is a Related Allowance for Loan Losses	$984,571	$836,390
Amount of Related Allowance for Loan Losses Associated with such Investment	$260,001	$228,493
Amount of that Recorded Investment for which there is no Related Allowance for Loan Losses	$9,171	$-

	March 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
Average Recorded Investment in Impaired Loans during Period	$851,807	$709,871
Related Amount of Interest Income Recognized within Period when Loans were Impaired	$-	$-
Amount of Income Recognized Using Cash Basis during Time Within Period that Loan was Impaired	$-	$-

Analysis of the allowance for loan losses is as follows:

	March 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
Beginning Balance	$369,791	$233,311
Provision for Loan Losses	57,352	251,048
Loans Charged Off	-	(121,068)
Recovery of Loans Previously Charged Off	-	6,500
Ending Balance	$427,143	$369,791

NOTE C—INVESTMENTS

Marketable securities consist of the following at the periods indicated:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Bonds (Net of Premium)	$621,328	$-	$(71,215)	$550,113
Money Market Fund	75,150	-	-	75,150
Totals	$696,478	$-	$(71,215)	$625,263

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Bonds (Net of Premium)	$623,351	$-	$(99,463)	$523,888
Money Market Fund	74,721	-	-	74,721
Totals	$698,072	$-	$(99,463)	$598,609

Other investments available for sale of $50,872 at March 31, 2006 and December 31, 2005 consist of equity investment in private companies. The costs of these non-marketable securities approximate their fair value.

NOTE D—RELATED PARTY TRANSACTIONS

The Company engaged in the following related party transactions:

Included in notes receivable at December 31, 2005, are 11 notes totaling $4,274,751 and as of March 31, 2006 are 11 notes totaling $4,045,778 from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2005, are 59 notes totaling $5,935,165, and as of March 31, 2006 are 59 notes totaling $5,684,634 which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at March 31, 2006 and December 31, 2005 as a contra-equity, made to the Company's CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. The stock has a book value of about $51,000 as of March 31, 2006. At March 31, 2006, there was no accrued interest receivable on this loan.

NOTE E—STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)") using the prospective method as the standard because the Company's shares are not publicly traded and we used the Minimum Value Method to value our stock-based compensation in the past. Under that method we will recognize as compensation expense the fair value of all future stock-based compensation awards that we expect to vest. We are required to recognize this expense over the requisite service (or vesting) period of the grantees. The Company did not grant any stock options in three month period ended March 31, 2006. In addition, at January 1, 2006, the adoption date of SFAS 123(R), the Company had no unvested options outstanding.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Under the intrinsic value method, compensation cost is the excess, if any, of the market price of the stock at the grant date over the option exercise price. In the past it has been the Company's policy to grant options to employees that vest immediately and consequently, the entire expense, if recognized, would have been recognized in the period granted. The valuation of the fair value option expense was calculated under the original provisions of the original SFAS 123, Accounting for Stock-Based Compensation, as described in our previous filings.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 to options granted under the Company's stock option plan for the three months ended March 31, 2005. For the purposes of this pro forma disclosure, the value of the options was estimated using the Minimum Value Method assuming a risk-free rate of 3.75%, a 5-year expected life, and a dividend payout of $0.08 per year paid quarterly. A volatility value of zero was used as the Company's shares are not publicly listed or traded.

Three Months Ended March 31, 2005
Net loss, as reported	$(845)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	59,249
Pro forma net loss	$(60,094)

Earnings (loss) per common share:
Basic - as reported	$-
Basic - pro forma	$(0.02)
Basic - as reported	$-
Basic - pro forma	$(0.02)

A summary of stock option activity during the three months ended March 31, 2006 and related information is included in the table below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	361,250	$2.07
Granted	-
Exercised	(40,000)	2.00
Forfeited	-

Outstanding at March 31, 2006	321,250	$2.08	$295,550

Exercisable at March 31, 2006	321,250	$2.08	$295,550

Weighted Average Remaining Contractual Life	3.2 Years

The Company grants options that have and exercise price equal to the fair value of the Company's common stock on the date of grant. No future compensation costs for current options outstanding will need to be recognized as all options are outstanding options have vested in prior periods. The intrinsic value of the above 40,000 options exercised during the three months ended March 31, 2006 was $40,000.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management's expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as "should", "expects", "anticipates", "plans", "believes", "estimates", "might result", "projects" and variations of such words and similar expressions. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our Investment Debt Securities payable on demand by the holders, delinquencies in our loan portfolio, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this Report. The Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

  Overview

KH Funding Company (the "Company") conducts both mortgage and investment banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second trust residential loans nationwide from other lenders and banks.

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

  Recent Developments

The Company filed a registration statement on Form SB-2 (333-124155) on July 15, 2005 (the "Registration Statement"), which was declared effective by the U.S. Securities and Exchange Commission. We registered $120,000,000 of Series 3 Senior Secured Investment Debt Securities and $30,000,000 of Series 4 Subordinated Unsecured Investment Debt Securities. The offering is not underwritten and the Notes are being sold on a best efforts basis by Mr. Robert L. Harris, who is not compensated for such services, and by Capital Financial Services and Spencer Edwards Inc., NASD member broker-dealers, who are compensated for their services.

The Company ceased making offers and sales of Notes under the Registration Statement as of April 30, 2006 in order to update the Registration Statement and is currently preparing to file a new Registration Statement. The Company will again commence sales of our investment Notes once the new Registration Statement is declared effective by the Securities and Exchange Commission.

  Critical Accounting Policies

Our significant accounting policies are disclosed in the footnotes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005. Management believes the following significant accounting policies also are considered critical accounting policies:

Loan Impairment - A loan is considered impaired when, based on available information or current events, it is probable that we will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. We measure impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that the foreclosure is probable.

Allowance for Loan Losses - We periodically evaluate the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While we use information available in establishing the allowance for loan losses, evaluation assessments are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

  Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets. Total assets increased $7.6 million, from $50.8 million at December 31, 2005 to $58.4 million at March 31, 2006. The size of our loan portfolio increased $6.0 million ending at $46.7 million. Cash increased $1.7 million, from $6.6 million at December 31, 2005 to $8.3 million at March 31, 2006. The increase in total assets is primarily a result of the receipt of funds from our continuing offering of investor Notes. See "Liquidity and Capital Resources"

Liabilities. Total liabilities increased $7.1 million, from $49.9 million at December 31, 2005 to $57.0 million at March 31, 2006. The increase was mostly due to an increase of $7.2 million in notes payable to investors.

Equity. Total stockholders' equity increased from $0.9 million at December 31, 2005 to $1.4 million at March 31, 2006. The increase was due to a net income for the period, an increase in the fair value of marketable investment securities during the period and the sale of 131,495 shares of common stock and received proceeds approximately $354,000 of common stock. In addition, the company issued 12,900, approximately $39,000 in value, shares of common stock as compensation to members of the board of directors and employees.

Past Due Loans. We generally make "hard collateral" loans, based largely on collateral value or, where the loan amount is below 70% of the collateral value. As of March 31, 2006 we had 15 loans on our books that were more than 90 days past due but are still accruing interest. The total amount due on these loans was $1,619,550. Eight of the loans, totaling $1,340,167, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and the other seven loans are paying currently or we anticipate that they will be doing so shortly. We continue to accrue interest on these loans based on the underlying collateral value and payment history. We monitor these loans on a consistent basis.

Non-Accrual Loans. As of March 31, 2006, there were 25 loans in non-accrual status with a value of $993,742. The majority of these loans are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect any significant loss. We have a specific reserve of $300,004 and a general reserve of $127,139 as part of our total reserve of $427,143 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Three Months Ended March 31, 2006 and 2005

The average yield earned on loans receivable was 10.54% for the three months ended March 31, 2006 and 10.65% for the three months ended March 31, 2005. The average rate paid on investor Notes increased to 6.10% for the three months ended March 31, 2006 up from 5.90% for the three months ended March 31, 2005, due primarily to an increase in the rate we are paying on investor Notes. Overall, the net margin on interest decreased to 4.44% for the three months ended March 31, 2006, from 4.75% for the three months ended March 31, 2005. This net margin is calculated using note contractual rates and excludes fee income and expense.

Net Income. Net income for the three months ended March 31, 2006 was $95,134 compared to a loss of $845 for the three months ended March 31, 2005.

Interest Income. Total interest income was $1,310,995 for the three months ended March 31, 2006, compared to $687,807 for the same period in 2005. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $851,979 for the three months ended March 31, 2006, and $448,153 for the same period in 2005. The additional expense resulted primarily from an increase in investor Notes outstanding. The interest expense includes the amortization of fees paid to Brokers-Dealers for the sale of investor notes.

Provision for Loan Losses. Our provision for loan losses was $57,352 for the three months ended March 31, 2006, compared to $36,000 for the three months ended March 31, 2005. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $15,660 during the three months ended March 31, 2006 compared to $22,961 for the same period in 2005. The difference was due to a reduction in the rental income from other real estate owned.

Non-Interest Expense. We experienced an increase in non-interest expense to $322,190 for the three months ended March 31, 2006 from $227,460 for the three months ended March 31, 2005. The majority of the increase was for salaries and wages, offering costs and administration costs.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

KH Funding Company's primary sources of funding are the proceeds from the sale of notes payable to investors, principal and interest payments on loans receivable, sale of loans and rental income. While maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor Notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day demand investor Notes can cause volatility in our cash balances.

The table below illustrates the Sales of Notes Payable versus Redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2001	$10,367,351	$10,661,318	102.84%
2002	$14,418,456	$11,280,177	78.23%
2003	$22,926,619	$18,681,654	81.47%
2004	$26,631,166	$24,697,776	92.74%
2005	$49,008,102	$44,786,895	91.39%
Three Months Ended March 31, 2006	$37,002,763	$30,329,599	81.97%

During the past few years, the combination of generally low interest rates on deposit products at commercial banks, the generally poor performance of the stock market and increasing referrals from customers have positioned us to experience growth in the number of new investors attracted to our investment Notes. Based on our monitoring of historic trends and its current pricing strategy for investor Notes, management believes the Company will retain a large portion of its existing investors and will experience an increase of funds from new investors in the future.

Redemption of Notes Payable. The risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of an investor Note, the funds for redemption are immediately available. Of course, part of our investment strategy is to place funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand Notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. Only holders of thirty-day demand Notes can ask for funds sooner than 90 days, and if the funds will not be available within thirty days, we will sell some of our mortgage loans (notes receivables) to have the funds available to meet requests for funds from these Note holders. All other types of Notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans (notes receivables) in bulk to fund redemption requests from Note holders.

The Company strives to maintain sufficient liquidity to meet all redemption requests. We normally hold 10% to 20% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes. This amount has historically been sufficient for us to meet our redemption obligations. Also, if required, we are able to sell loans within 30 days to raise cash to meet redemption requests from 30-day demand Note holders or within 90 days to meet early redemption requests from term Note holders.

As noted above, we suspended sales of our investor Notes as of April 30, 2006 pending the filing of a new Registration Statement. We currently intend to file the Registration Statement in late May 2006 and will again commence sales of our investment Notes once the Registration Statement is declared effective by the Securities and Exchange Commission.

Plan to Raise Additional Capital. We intend to continue to expand our operations through future public offerings of investor Notes by the Company and select, contracted broker-dealers, and through private sales of our common stock. Our goal is to maintain a capital level of at least 3%-5% of total assets through the private sale of stock from time-to-time. However, there is no assurance that such transactions will occur or be successful.

We have been able to attract investors who are interested in our longer-term fixed rate investor Notes. Since February 2003, we have been offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a long-term nature, which complements our preference to sell longer-term investor Notes.

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

Stockholders' Equity. Total stockholders' equity has decreased as a percentage of total assets over the last five years, from 10.6% at December 31, 1999 to 2.3% at March 31, 2006. During this time period total stockholders' equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. In future periods the Company expects dividend distributions to be equal to or less than the net income in order to inhibit further decreases in stockholders' equity.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-QSB, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2005 we were notified that a lawsuit had been filed against us (In Circuit Court of Montgomery County, Maryland) by a company known as SBM Financial, LLC (SBM). SBM claims to operate a business similar to the Company. SBM claims that we have intentionally interfered with the ability of SBM to retain their existing investors. We believe that their claim is groundless. At present, we expect no material impact to KH Funding as a result of this litigation.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On March 31, 2006, the Company completed a private placement of 91,495 shares of the Company's common stock at a purchase price of $3.00 per share. Net proceeds to the Company were $274,485. Also, during the period ended March 31, 2006, options were exercised which resulted in 40,000 shares purchased at $2.00 per share with net proceeds to the Company of $80,000. The private placement was consummated without registration under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemption from registration pursuant to Section 4 (2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. All of the purchasers were existing stockholders of the Company and are believed by the Company to be "accredited investors" within the meaning of the 1933 Act.

In addition, during the quarter ended March 31, 2006, the Company issued a total of 12,900 shares of common stock to members of the Board of Directors and certain employees of the Company. These shares were issued without registration under the 1933 Act in reliance upon the exemption from registration pursuant to Section 4 (2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

KH FUNDING COMPANY
(Registrant)

Dated: May 15, 2006	/s/ James E. Parker
James E. Parker
Chief Financial Officer and Treasurer

(Mr. Parker is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)