Form 10QSB
period 2006-06-30
KH FUNDING CO
filed 2006-08-14
CIK 928800

FORM 10-QSB
________________

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 333-135330
________________

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
___________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES མ NO ☒

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, $0.01 par value per share	2,729,951

Transitional Small Business Disclosure Format (Check One): YES ☒ NO ☐

PART I   - FINANCIAL INFORMATION

KH FUNDING COMPANY
BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$5,372,631	$6,579,242
Investments Available for Sale:
Marketable Securities - At Fair Value	644,834	598,609
Other	50,872	50,872
Loans, Less Allowance for Loan Losses
(June 30, 2006) $426,124 and (December 31, 2005) $369,791	50,642,969	40,678,941
Accrued Interest Receivable	1,752,919	1,405,424
Other Receivables	790,074	126,269
Prepaid Expenses	345,909	374,762
Property and Equipment - Net	131,880	137,623
Real Estate Owned:
Rental Property	674,448	622,513
Held for Resale	308,098	180,302
Other Assets	26,832	15,988

Total Assets	$60,741,466	$50,770,545

Liabilities and Stockholders' Equity

Liabilities
Notes and Accrued Interest Payable	$58,995,924	$49,681,335
Other Loans Payable	31,500	-
Long Term Accrued Lease Obligation	12,581	-
Accounts Payable and Accrued Payroll Liabilities	527	2,730
Escrows and Deposits	208,086	171,673

Total Liabilities	59,248,618	49,855,738

Stockholders' Equity
Common Stock (5,000,000 shares authorized; 2,729,951 shares (June 30, 2006) and 2,555,556 shares
(December 31, 2005) issued and outstanding; $0.01 par value	27,299	25,556
Paid-in-Capital	1,980,184	1,603,852
Accumulated Deficit	(259,458)	(429,688)
Less Subscription Note Receivable	(185,450)	(185,450)
Accumulated Other Comprehensive (Loss)	(69,727)	(99,463)

Total Stockholders' Equity	1,492,848	914,807

Total Liabilities and Stockholders' Equity	$60,741,466	$50,770,545

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and Fees on Loans	$1,423,895	$759,512	$2,684,098	$1,422,289
Interest on Bank Accounts	53,887	24,624	96,952	42,639
Interest on Investments - Marketable Securities	7,737	7,699	15,464	14,714

Total Interest Income	1,485,519	791,835	2,796,514	1,479,642

Interest Expense
Interest and Fees on Borrowing	985,041	519,805	1,837,020	964,357
Interest on Participations	-	3,629	-	7,230

Total Interest Expense	985,041	523,434	1,837,020	971,587

Net Interest Income	500,478	268,401	959,494	508,055

Provision for Loan Losses	61,920	29,000	119,272	65,000

Net Interest Income after Provision for Loan Losses	438,558	239,401	840,222	443,055

Non-Interest Income
Rental Income	14,243	16,010	24,759	32,606
Loss on Sale of Real Estate	(25,687	-	(25,687
Other	4,284	3,976	9,428	10,341

Total Non-Interest Income (Loss)	(7,160	19,986	8,500	42,947

Non-Interest Expense
Salaries and Wages	98,347	86,834	193,955	174,672
Professional Fees	54,231	37,084	83,679	56,142
Offering Costs	57,617	45,375	113,825	88,080
Administration	43,835	23,396	81,452	44,394
Real Estate Maintenance	25,391	9,627	45,791	17,083
Insurance	18,906	18,141	38,291	33,994
Depreciation	14,273	12,430	29,136	23,580
Rent	28,679	11,208	60,494	22,416
Bank Charges	5,964	7,147	12,408	13,043
Other	9,059	5,263	19,461	10,561

Total Non-Interest Expense	356,302	256,505	678,492	483,965

Net Income (Loss)	$75,096	$2,882	$170,230	$2,037

Basic Earnings Per Share	$0.03	$-	$0.06	$-
Diluted Earnings Per Share	$0.03	$-	$0.06	$-
Cash Dividends Paid Per Common Share	$0.02	$0.02	$0.04	$0.06

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive (Loss)	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Income	Equity

Balances at January 1, 2006	2,555,556	$25,556	$1,603,852	$(429,688)	$(185,450)	$(99,463)	$914,807

Additional Stock Issued	174,395	1,743	481,441	-	-	-	483,184
Dividend Declared	-	-	(105,109)	-	-	-	(105,109)

Comprehensive Income
Net Income for Period Ended June 30, 2006	-	-	-	170,230	-	-	170,230
Change in Fair Value of Investments	-	-	-	-	-	29,736	29,736

Total Comprehensive Income for the Period	-	-	-	-	-	-	199,966

Balances at June 30, 2006	2,729,951	$27,299	$1,980,184	$(259,458)	$(185,450)	$(69,727)	$1,492,848

Balances at January 1, 2005	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852

Dividend Declared	-	-	(146,069)	-	-	-	(146,069)

Comprehensive Income
Net Loss for Period Ended June 30, 2005	-	-	-	2,037	-	-	2,037
Change in Fair Value of Investments	-	-	-	-	-	(49,509)	(49,509)

Total Comprehensive Loss	-	-	-	-	-	-	(47,472)

Balances at June 30, 2005	2,505,556	$25,056	$1,604,374	$(383,336)	$(185,450)	$(58,333)	$1,002,311

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005
Reconciliation of Net Income to Net Cash from Operating Activities
Net Income	$170,230	$2,037
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation	29,136	23,580
Amortization of Loan Fees	(80,000)	(31,873)
Provision for Loan Losses	119,272	65,000
Stock-based Compensation	15,425	-
Increase in Accrued Late Charges	(7,323)	12,508
Loss on Sale Of Real Estate Owned	25,687	-
Increase In Prepaid Expenses	(103,718)	(67,008)
Recovery of Prior Write-Off	-	6,500
Increase in Accrued Interest Receivable	(341,419)	(48,552)
Increase in Interest Payable (included in notes payable)	1,059,680	620,452
(Decrease) Increase in Accounts Payable and Accrued Payroll Liabilities	(2,203)	1,214
Increase in Other Assets	(10,844)	-
Decrease (Increase) in Prepaid Offering Costs	113,825	(88,080)
Deferred Loan Origination Costs	(12,523)	-
Long Term Lease Obligation	12,581	-

Net Cash Provided by Operating Activities	987,806	495,778

Cash Flows from Investing Activities
Principal Repayments from Borrowers	13,762,291	9,523,597
Loans made directly to Borrowers	(17,875,678)	(15,044,744)
Loans Purchased	(6,106,550)	(3,702,551)
Purchase of Marketable Securities and Other Investments	(22,565)	-
Payments for Other Receivables	(663,805)	332,688
Purchase of Property and Equipment	(13,181)	(35,107)
Proceeds from Sale of Other Real Estate Owned	28,000	-
Payments on Other Real Estate Owned	(7,147)	(13,409)

Net Cash Used in Investing Activities	(10,898,635)	(8,939,522)

Cash Flows from Financing Activities
Proceeds from Investor Notes	65,067,038	45,593,198
Principal Payments on Investor Notes	(56,808,808)	(35,594,492)
Proceeds from Sale of Common Stock	483,184	-
Increase in Participation Loans	-	(550)
Payment on Borrowings	31,500	(66,000)
Payment of Dividends	(105,109)	(146,069)
Decrease in Escrow and Security Deposits	36,413	63,084

Net Cash Provided by Financing Activities	8,704,218	9,849,171

Net (Decrease) Increase in Cash	(1,206,611)	1,405,427

Cash Balance, Beginning of Period	6,579,242	2,669,845

Cash Balance, End of Period	$5,372,631	$4,075,272

Supplemental Cash Flow Information
Cash Paid for Interest	$778,064	$374,050
Transfer of Loans to Real Estate Owned	$236,483	$106,399
The accompanying notes are an integral part of these statements.

NOTE A—  ACCOUNTING POLICIES AND OTHER DATA

The financial statements for the three and six month periods ended June 30, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for non-interim, or complete financial statements are not included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements contained in Form 10-KSB of KH Funding Company (the "Company") which was filed with the Securities and Exchange Commission on April 18, 2006 for the year ended December 31, 2005.

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. All of the company's outstanding options were anti-dilutive for the three and six months ended June 30, 2006 and 2005. As of June 30, 2006 and 2005 the Company had 321,250 and 311,250 options outstanding, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic:
Net Income	$75,096	$2,882	$170,230	$2,037
Weighted Average Common Shares Outstanding	2,701,929	2,505,556	2,638,435	2,505,556
Basic Earnings Per Share	$0.03	$-	$0.06	$-

Diluted:
Net Income	$75,096	$2,882	$170,230	$2,037
Weighted Average Common Shares Outstanding	2,701,929	2,505,556	2,638,435	2,505,556
Dilutive Effect of Stock Options	98,749	-	105,000	-
Weighted Average Common Shares Outstanding - Diluted	2,800,678	2,505,556	2,743,520	2,505,556
Diluted Earnings Per Share	$0.03	$-	$0.06	$-

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

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Nature of Operation

The Company conducts its business of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors, from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. The Company emphasizes the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. The Company also purchases first and second trust residential loans nationwide from other lenders and banks.

NOTE B—  IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Under the provisions of Statement of Financial Accounting Standards (“SFAS’) Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired (or Nonaccrual) if it is probable that the company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan's effective interest rate, or the loan's observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005

Total Recorded Investment in Impaired Loans at End of Period	$919,191	$836,390
Amount of that Recorded Investment for which there is a Related Allowance for Loan Losses	$898,586	$836,390
Amount of Related Allowance for Loan Losses Associated with such Investment	$284,330	$228,493
Amount of that Recorded Investment for which there is no Related Allowance for Loan Losses	$20,605	$-

	Six Months Ended June 30, 2006	Year Ended December 31, 2005

Average Recorded Investment in Impaired Loans during Period	$877,790	$709,871
Related Amount of Interest Income Recognized within Period when Loans were Impaired	$-	$-
Amount of Income Recognized Using Cash Basis during Time Within Period that Loan was Impaired	$-	$-

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Analysis of the allowance for loan losses is as follows:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005

Beginning Balance	$369,791	$233,311
Provision for Loan Losses	119,272	251,048
Loans Charged Off	(62,939	(121,068)
Recovery of Loans Previously Charged Off	-	6,500
Ending Balance	$426,124	$369,791

NOTE C—  INVESTMENTS

Marketable securities consist of the following at the dates indicated:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Bonds (Net of Premium)	$619,315	$-	$(69,727)	$549,588
Money Market Fund	95,246	-	-	95,246
Totals	$714,561	$-	$(69,727)	$644,834

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate Bonds (Net of Premium)	$623,351	$-	$(99,463	$523,888
Money Market Fund	74,721	-	-	74,721
Totals	$698,072	$-	$(99,463	$598,609

Other investments available for sale of $50,872 at June 30, 2006 and December 31, 2005 consist of equity investment in private companies. The costs of these non-marketable securities approximate their fair value.

NOTE D—  RELATED PARTY TRANSACTIONS

The Company engaged in the following related party transactions:

Included in notes receivable at December 31, 2005, are 11 notes totaling $4,274,751 and as of June 30, 2006 are 11 notes totaling $3,770,452 from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes receivable listed above is a loan to a trust for the benefit of a significant shareholder. This loan was made during the three months ended June 30, 2006. The loan was used to purchase real estate which serves as security for the loan. The loan bears interest at 8% per annum and has some variable up-side features. Additional interest will be earned on the loan if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of the property the Company is to receive one-half of any gain after adjusting for certain costs and commissions. If the loan is refinanced, the Company is to receive one-half of the free cash proceeds from the refinancing. Any refinancing must be approved by the Company in advance.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Included in the notes payable balance at December 31, 2005, are 59 notes totaling $5,935,165, and as of June 30, 2006 are 59 notes totaling $6,248,558 which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at June 30, 2006 and December 31, 2005 as a contra-equity, made to the Company's CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. The stock has a book value of about $54,600 as of June 30, 2006. At June 30, 2006, there was no accrued interest receivable on this loan.

NOTE E—  STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)") using the prospective method as the standard. Because the Company's shares are not publicly traded, we used the Minimum Value Method to value our stock-based compensation in the past. Under that method, we will recognize as compensation expense the fair value of all future stock-based compensation awards that we expect to vest. We are required to recognize this expense over the requisite service (or vesting) period of the grantees. The Company did not grant any stock options in six month period ended June 30, 2006. In addition, at January 1, 2006, the adoption date of SFAS 123(R), the Company had no unvested options outstanding.

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

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 to options granted under the Company's stock option plan for the three months ended March 31, 2005 and the six months ended June 30, 2005. No options were granted or were being earned in the three-month period ended June 30, 2005. For the purposes of this pro forma disclosure, the value of the options was estimated using the Minimum Value Method assuming a risk-free rate of 3.75%, a 5-year expected life, and a dividend payout of $0.08 per year paid quarterly. A volatility value of zero was used as the Company's shares are not publicly listed or traded.

	Three Months Ended March 31, 2005	Six Months Ended June 30, 2005

Net (Loss) Income, as reported	$(845)	$2,037
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	59,249	59,249

Pro forma net loss	$(60,094)	$(57,212)

Earnings (loss) per common share:
Basic - as reported	$-	$-
Basic - pro forma	$(0.02)	$(0.02)
Basic - as reported	$-	$-
Basic - pro forma	$(0.02)	$(0.02)

A summary of stock option activity during the six months ended June 30, 2006 and related information is included in the table below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	361,250	$2.07
Granted	-
Exercised	(40,000)	2.00
Forfeited	-

Outstanding at June 30, 2006	321,250	$2.08	$295,550

Exercisable at June 30, 2006	321,250	$2.08	$295,550

Weighted Average Remaining Contractual Life	2.95 Years

The Company grants options that have an exercise price equal to the fair value of the Company's common stock on the date of grant. No future compensation costs for current options outstanding will need to be recognized as all options are outstanding options have vested in prior periods. No options have been granted in the six months ended June 30, 2006. The intrinsic value of the above 40,000 options exercised during the six months ended June 30, 2006 was $40,000.

KH FUNDING COMPANY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation and other sections of this Report contain "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management's expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as "should", "expects", "anticipates", "plans", "believes", "estimates", "might result", "projects" and variations of such words and similar expressions. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our investment Notes payable on demand by the holders, delinquencies in our loan portfolio, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this Report. The Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Overview

KH Funding Company (the "Company") conducts its business of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors, from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second trust residential loans nationwide from other lenders and banks.

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

Recent Developments

The Company ceased making offers and sales of its investor Notes as of April 30, 2006 in order to update its offering prospectus as required by the federal securities laws. In order to update its offering and increase the amount of Notes covered by the registration, the Company filed a registration statement on Form SB-2 (333-135330) on June 26, 2006 (the "Registration Statement") with the U.S. Securities and Exchange Commission (the “SEC”). The Company included in the Registration Statement $220,000,000 of Series 3 Senior Secured Notes and $30,000,000 of Series 4 Subordinated Unsecured Notes for sale to the public. On August 11, 2006 the Registration Statement was declared effective by the SEC and the Company will commence offering Notes as it receives clearance from various states. The offering is not underwritten and the Notes will be sold on a best efforts basis by Mr. Robert L. Harris, who is not compensated for such services, and by selected NASD member broker-dealer firms, which will be compensated for their services.

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

KH FUNDING COMPANY

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets. Total assets increased $9.9 million, from $50.8 million at December 31, 2005 to $60.7 million at June 30, 2006. The size of our loan portfolio increased $9.9 million ending at $50.6 million. Cash decreased $1.2 million, from $6.6 million at December 31, 2005 to $5.4 million at June 30, 2006. The increase in total assets is primarily a result of the receipt of funds from our continuing offering of investor Notes. See "Liquidity and Capital Resources." The engagement of broker-dealers in our Note offerings substantially increased our cash assets in a short time period. Due to this rapid increase of cash assets, we found that we were holding a larger than optimal amount of cash assets in immediately liquid accounts earning a low rate of return. In response, we have since invested a portion of these cash assets in loans that earn a higher rate of interest. We have also increased our purchasing of loans and have made arrangements for future increased purchasing of loans subject to our cash asset position.

Liabilities. Total liabilities increased $9.3 million, from $49.9 million at December 31, 2005 to $59.2 million at June 30, 2006. The increase was mostly due to an increase in notes and accrued interest payable to investors.

Equity. Total stockholders' equity increased from $0.9 million at December 31, 2005 to $1.5 million at June 30, 2006. The increase was due to a net income for the period, an increase in the fair value of marketable investment securities during the period and the sale of 161,495 shares of common stock, which resulted in aggregate proceeds of $444,485. In addition, the company issued 12,900 shares of common stock as compensation to members of the board of directors and employees valued at approximately $39,000.

Past Due Loans. We generally make "hard collateral" loans, based largely on collateral value or, where the loan amount is below 70% of the collateral value. As of June 30, 2006 we had 10 loans that were more than 90 days past due but still accruing interest. The total amount due on these loans was $1,384,512. Six of the loans, totaling $1,213,120, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and the other four loans are paying currently or we anticipate that they will be doing so shortly. We continue to accrue interest on these loans based on the underlying collateral value and payment history. We monitor these loans on a consistent basis.

Non-Accrual Loans. As of June 30, 2006, there were 25 loans in non-accrual status with a value of $919,191. The majority of these loans are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect any significant loss. We have a specific reserve of $284,330 and a general reserve of $141,794 as part of our total reserve of $426,124 for anticipated and unanticipated loan losses.

KH FUNDING COMPANY

Comparison of Operating Results for Three Months Ended June 30, 2006 and 2005

Our operating results depend largely upon out net interest income, which is the difference between interest income from loans and investments, referred to as interest-earning assets, and interest expense on investor Notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income may be affected by general economic conditions, policies established by regulatory authorities and competition.

The average yield earned on loans receivable was 11.17% for the three months ended June 30, 2006 and 10.78% for the three months ended June 30, 2005. The average rate paid on investor Notes increased to 6.51% for the three months ended June 30, 2006 up from 5.98% for the three months ended June 30, 2005, due primarily to an increase in the rate we are paying on investor Notes. Overall, the net interest margin decreased to 4.66% for the three months ended June 30, 2006, from 4.80% for the three months ended June 30, 2005. Net interest margin is calculated using Note contractual rates and excludes fee income and expense. Net interest income for the three months ended June 30, 2006 was $500,478 compared to $268,401 for the three months ended June 30, 2005.

Net Income. Net income for the three months ended June 30, 2006 was $75,096 compared to $2,882 for the three months ended June 30, 2005 as a result of the factors discussed below.

Interest Income. Total interest income was $1,485,519 for the three months ended June 30, 2006, reflecting an 87% increase compared to $791,835 for the same period in 2005. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $985,041 for the three months ended June 30, 2006, reflecting an 88% increase from $523,434 for the same period in 2005. The additional expense resulted primarily from an increase in investor Notes outstanding. The interest expense includes the amortization of fees paid to Brokers-Dealers for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $61,920 for the three months ended June 30, 2006, compared to $29,000 for the three months ended June 30, 2005. Thes provision increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had negative non-interest income of $(7,160) during the three months ended June 30, 2006 compared to positive non-interest income of $19,986 for the same period in 2005. The majority of the income is rental income from real estate owned. For the most recent period, the company recognized a loss of $25,687 on the sale of real estate owned.

Non-Interest Expense. We experienced a 38% increase in non-interest expense to $356,302 for the three months ended June 30, 2006 from $256,505 for the three months ended June 30, 2005. The majority of the increase was for salaries and wages, offering costs, administration costs, and professional fees.

Income Taxes. The Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements. An S Corporation is an IRS tax classification for a domestically owned corporation with no more than 100 owners who have elected to pay taxes under Subchapter S of the Internal Revenue Code. An S Corporation receives the protection of the corporate form, but is taxed like a partnership; it is exempt from the corporate income tax, but its profits flow directly to the stockholders and are taxed as personal income.

KH FUNDING COMPANY

Comparison of Operating Results for Six Months Ended June 30, 2006 and 2005

The average yield earned on loans receivable was 10.87% for the six months ended June 30, 2006 and 10.72% for the six months ended June 30, 2005. The average rate paid on investor Notes increased to 6.31% for the six months ended June 30, 2006 up from 5.94% for the six months ended June 30, 2005, due primarily to an increase in the rate we are paying on investor Notes. Overall, the net interest margin decreased to 4.56% for the six months ended June 30, 2006, from 4.78% for the six months ended June 30, 2005. Net interest margin is calculated using Note contractual rates and excludes fee income and expense.

Net Income. Net income for the six months ended June 30, 2006 was $170,230 compared to $2,037 for the six months ended June 30, 2005.

Interest Income. Total interest income was $2,796,514 for the six months ended June 30, 2006, compared to $1,479,642 for the same period in 2005. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1,837,020 for the six months ended June 30, 2006 compared to $971,587 for the same period in 2005. The additional expense resulted primarily from an increase in investor Notes outstanding. The interest expense includes the amortization of fees paid to Brokers-Dealers for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $119,272 for the six months ended June 30, 2006, compared to $65,000 for the six months ended June 30, 2005. The provision increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $8,500 during the six months ended June 30, 2006 compared to $42,947 for the same period in 2005. The difference was due to a loss of $25,687 on the sale of real estate owned and to a reduction of $7,847 in rental income.

Non-Interest Expense. We experienced an increase in non-interest expense to $678,492 for the six months ended June 30, 2006 from $483,965 for the six months ended June 30, 2005. The majority of the increase was for salaries and wages, offering costs, administration costs, and rent expense due to the expansion of office space.

Income Taxes. The Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

Our primary sources of funding are the proceeds from the sale of investor Notes, principal and interest payments on loans receivable, the sale of loans and rental income. While maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor Notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day demand investor Notes can cause volatility in our cash balances.

KH FUNDING COMPANY

The table below illustrates the sales of investor Notes versus investor Note redemptions for the periods indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2001	$10,367,351	$10,661,318	102.84%
2002	$14,418,456	$11,280,177	78.23%
2003	$22,926,619	$18,681,654	81.48%
2004	$26,631,166	$24,697,776	92.74%
2005	$49,008,102	$44,786,895	91.39%
Six Months Ended June 30, 2006	$65,067,038	$56,808,808	87.31%

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

Redemption of Notes . The risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of an investor Note, the funds for redemption are immediately available. Of course, part of our investment strategy is to place funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand Notes can request funds sooner than thirty days, and we make an effort to keep funds available for these requests. Only holders of thirty-day demand Notes can request funds sooner than 90 days, and if available liquidity is not sufficient, we have the ability to sell loans to obtain funds to meet redemption requests from Note holders. All other types of Notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans in bulk to fund redemption requests from Note holders.

The Company strives to maintain sufficient liquidity to meet all redemption requests. We normally hold 10% to 20% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes. This amount has historically been sufficient for us to meet our redemption obligations.

As noted above, we suspended sales of our investor Notes as of April 30, 2006 pending the effectiveness of the Registration Statement. We obtained SEC effectiveness of our Registration Statement on August 11, 2006, and the Company will commence offering Notes as it receives clearance from various states..

Plan to Raise Additional Capital. We intend to continue to expand our operations through the public offering of investor Notes by the Company and through selected broker-dealer firms, and through private sales of our common stock. Our goal is to maintain a capital level of at least 3%-5% of total assets . However, there is no assurance that we will be successful in this regard.

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

KH FUNDING COMPANY

Stockholders' Equity. Total stockholders' equity has decreased as a percentage of total assets over the last five years, from 10.6% at December 31, 1999 to 2.4% at June 30, 2006. During this time period total stockholders' equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. Our goal is to maintain a capital level of at least 3%-5% of total assets. During the six months ended June 30, 2006 we paid 105,109 in dividends on our common stock compared to 146,069 during the same period in 2005. In future periods the Company expects dividend distributions to be equal to or less than the net income in order to inhibit further decreases in stockholders' equity.

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

There were no changes in the Company's internal controls over financial reporting that that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the six months ended June 30, 2006, the Company completed a private placement of 121,495 shares of the Company's common stock at a purchase price of $3.00 per share. Net proceeds to the Company were $364,485. Also, during the period ended June 30, 2006, options were exercised which resulted in 40,000 shares purchased at $2.00 per share with net proceeds to the Company of $80,000. The private placement was consummated without registration under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemption from registration pursuant to Section 4(2) of the 1933 Act and Rule 506 of SEC Regulation D promulgated thereunder. All of the purchasers were existing stockholders of the Company and are believed by the Company to be "accredited investors" within the meaning of the Regulation D.

KH FUNDING COMPANY

In addition, during the six months ended June 30, 2006, the Company issued a total of 12,900 shares of common stock to members of the Board of Directors and certain employees of the Company. These shares were issued without registration under the 1933 Act in reliance upon the exemption from registration pursuant to Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

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

KH FUNDING COMPANY
(Registrant)

Dated: August 14, 2006	/s/ James E. Parker
James E. Parker
Chief Financial Officer and Treasurer

(Mr. Parker is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)