Form 10QSB
period 2006-09-30
KH FUNDING CO
filed 2006-11-20
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of September 30, 2006
Common Stock, $0.01 par value per share	2,729,951

Transitional Small Business Disclosure Format (Check One);    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

PAGE NOS.
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS - September 30, 2006 (UNAUDITED) and December 31, 2005	F-2

STATEMENTS OF OPERATIONS (UNAUDITED), nine months ended September 30, 2006 and 2005 and three months ended September 30, 2006 and 2005	F-3

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), nine months ended September 30, 2006 and 2005	F-4

STATEMENTS OF CASH FLOWS (UNAUDITED), nine months ended September 30, 2006 and 2005	F-5

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)	F-6 - F-13

KH FUNDING COMPANY
BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$5,264,632	$6,579,242
Investments Available for Sale:
Marketable Securities - at fair value	258,983	598,609
Other	50,872	50,872
Loans, Less Allowance for Loan Losses (September 30, 2006) $423,367 and (December 31, 2005) $369,791	54,042,910	40,678,941
Accrued Interest Receivable	1,944,317	1,405,424
Other Receivables	468,604	126,269
Prepaid Expenses	320,505	374,762
Property and Equipment—Net	125,502	137,623
Real Estate Owned:

Rental Property	1,042,009	622,513
Held for Resale	245,479	180,302
Other Assets	15,988	15,988
Total Assets	$63,779,801	$50,770,545

Liabilities and Stockholders’ Equity

Liabilities
Notes and Accrued Interest Payable	$62,109,794	$49,681,335
Accrued Long Term Lease Obligation	17,300	-
Accounts Payable and Accrued Payroll Liabilities	925	2,730
Escrows and Deposits	149,960	171,673
Total Liabilities	62,277,979	49,855,738

Stockholders’ Equity
Common Stock (5,000,000 shares authorized; 2,729,951 shares (September 30, 2006) and 2,555,556 shares (December 31, 2005), issued and outstanding; $0.01 par value)	27,299	25,556
Paid-in-Capital	1,932,552	1,603,852
Accumulated Deficit	(224,233)	(429,688)
Less Subscription Note Receivable	(185,450)	(185,450)
Accumulated Other Comprehensive Loss	(48,346)	(99,463)

Total Stockholders’ Equity	1,501,822	914,807

Total Liabilities and Stockholders’ Equity	$63,779,801	$50,770,545

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and Fees on Loans	$1,616,788	$885,296	$4,295,628	$2,307,585
Interest on Bank Accounts	15,281	32,281	112,233	74,920
Interest on Investments —Marketable Securities	6,996	7,708	22,461	22,422
Total Interest Income	1,639,065	925,285	4,430,322	2,404,927

Interest Expense
Interest and Fees on Notes Payable	1,078,502	644,936	2,910,264	1,609,293
Interest on Participations	-	3,669	-	10,899

Total Interest Expense	1,078,502	648,605	2,910,264	1,620,192
Net Interest Income	560,563	276,680	1,520,058	784,735

Provision for Loan Losses	55,832	39,000	175,103	104,000

Net Interest Income after Provision for Loan Losses	504,731	237,680	1,344,955	680,735

Non-interest Income
Rental Income	13,628	14,030	38,387	46,636
Loss on Sale of Real Estate Owned	(130,795)	(21,694)	(156,482)	(21,694)
Other	8,133	5,671	16,837	16,012
Total Non-Interest Income (Loss)	(109,034)	(1,993)	(101,258)	40,954

Non-interest Expense
Salaries and Wages	97,752	88,617	291,707	263,289
Professional Fees	51,664	36,616	135,343	92,758
Offering Costs	54,663	52,312	168,488	140,392
Administration	19,583	26,044	85,626	70,438
Real Estate Maintenance	36,704	4,832	82,496	21,915
Insurance	18,282	13,454	56,573	47,448
Stock-Based Compensation	21,275	-	36,700	-
Depreciation	14,609	12,716	43,745	36,296
Rent	29,171	11,207	89,665	33,623
Bank Charges	13,591	5,655	25,275	18,698
Other	3,178	6,569	22,624	17,130
Total Non-Interest Expense	360,472	258,022	1,038,242	741,987

Net Income (Loss)	$35,225	$(22,335)	$205,455	$(20,298)

Basic Earnings (Loss) Per Share	$0.01	$(0.01)	$0.08	$(0.01)
Diluted Earnings (Loss) Per Share	$0.01	$(0.01)	$0.08	$(0.01)
Cash Dividends Paid Per Common Share	$0.02	$0.02	$0.06	$0.08

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Common Stock				Subscriptions	Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	and Note Receivable	Comprehensive Income (Loss)	Stockholders’ Equity
Balances at January 1, 2005	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852

Dividend Paid	-	-	(195,980)	-	-	-	(195,980)
Comprehensive Income:
Net Loss for the Period ending September 30, 2005	-	-	-	(20,298)	-	-	(20,298)
Change in Fair Value of Investments	-	-	-	-	-	(58,797)	(58,797)

Total Comprehensive Loss for the Period	-	-	-	-	-	-	(79,095)

Balances at September 30, 2005	2,505,556	$25,056	$1,554,463	$(405,671)	$(185,450)	$(67,621)	$920,777

Balances at January 1, 2006	2,555,556	$25,556	$1,603,852	$(429,688)	$(185,450)	$(99,463)	$914,807

Additional Stock Issued	174,395	1,743	481,441	-	-	-	483,184
Stock-based Compensation/ Stock Option Grants	-	-	7,000	-	-	-	7,000
Dividends Paid	-	-	(159,741)	-	-	-	(159,741)
Comprehensive Income:
Net income for the period ended September 30, 2006	-	-	-	205,455	-	-	205,455
Change in Fair Value of investments	-	-	-	-	-	51,117	51,117
Total Comprehensive Income for the period	-	-	-	-	-	-	263,572

Balances at September 30, 2006	2,729,951	$27,299	$1,932,552	$(224,233)	$(185,450)	$(48,346)	$1,501,822

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended September 30,
	2006	2005
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
Net Income (Loss)	$205,455	$(20,298)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Depreciation	43,745	36,296
Amortization of Loan Fees	(126,000)	(33,273)
Provision for Loan Losses	175,103	104,000
Stock-Based Compensation	36,700	-
(Increase) Decrease in Accrued Late Charges	(14,989)	10,227
Loss on Sale of Real Estate Owned	156,482	21,694
Increase in Prepaid Expenses	(203,079)	(49,712)
Recovery of Prior Write-Off	-	6,500
Increase in Interest Receivable	(529,893)	(281,642)
Increase in Interest Payable (Included in Notes Payable)	1,573,154	934,876
(Decrease) Increase in Accounts Payable and Accrued Payroll Liabilities	(1,805)	644
Decrease (Increase) in Prepaid Offering Costs	227,636	(140,392)
Increase in Deferred Loan Origination Costs	(14,708)	-
Decrease in Unamortized Brokerage Fees	(50,743)	-
Increase in Accrued Long Term Lease Obligation	17,301	-
Increase in Prepaid Loan Expenses	(203,060)	-
Increase in Other Assets	-	(6187)

Net Cash Provided by Operating Activities	1,291,299	582,733

Cash Flows from Investing Activities
Principal Repayments from Borrowers	21,286,337	12,311,654
Loans Directly Made to Borrowers	(27,433,890)	(25,595,435)
Loans Purchased	(7,364,900)	(2,630,300)
(Advances) Collections of Other Receivables	(291,420)	384,498
Sale of Marketable Securities and Other Investments, net of purchases	71,761	-
Purchase/Payments on Other Real Estate Owned	(488,449)	(30,925)
Proceeds from Sale of Real Estate Owned	163,177	49,899
Purchase of Property and Equipment	(15,370)	(42,473)

Net Cash Used in Investing Activities	(14,072,754)	(15,553,082)

Cash Flows from Financing Activities
Proceeds from Investor Notes	87,950,172	85,327,830
Principal Payments on Investor Notes	(77,044,124)	(66,785,127)
Proceeds from Common Stock	483,184	-
Proceeds from Borrowings, net	309,982	-
Collections on Participation Loans	-	3,120
Payment of Dividends	(159,741)	(195,980)
Increase (Decrease) in Escrows and Deposits	(72,628)	71,850

Net Cash Provided by Financing Activities	11,466,845	18,421,693

Net (Decrease) /Increase in Cash	(1,314,610)	3,451,344
Cash Balance, Beginning of Period	6,579,242	2,669,845
Cash Balance, End of Period	$5,264,632	$6,121,189

Supplemental Cash Flow Information
Interest Paid	$1,337,110	$685,315
Transfer of Loans to Other Real Estate Owned	$332,137	$106,399

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
 NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

The financial statements for the three and nine month periods ended September 30, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements contained in the annual report on Form 10-KSB of KH Funding Company (the “Company”) which was filed with the Securities and Exchange Commission on April 7, 2006.

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For the nine months ended September 30, 2006 and 2005, 150,000 and 311,250 options were excluded from this calculation because they would have been anti-dilutive. As of September 30, 2006 and 2005 the Company had 471,250 and 311,250 options outstanding, respectively.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net Income (Loss)	$35,225	$(22,335)	$205,455	$(20,298)
Weighted Average Common Shares Outstanding	2,729,951	2,505,556	2,669,276	2,505,556
Basic Earnings Per Share	$0.01	$(0.01)	$0.08	$(0.01)
Diluted:
Net Income (Loss)	$35,225	$(22,335)	$205,455	$(20,298)
Weighted Average Common Shares Outstanding	2,729,951	2,505,556	2,669,276	2,505,556
Dilutive Effect of Stock Options	98,750	-	91,865	-
Weighted Average Common Shares Outstanding-Diluted	2,828,701	2,505,556	2,761,141	2,505,556

Diluted Earnings Per Share	$0.01	$(0.01)	$0.07	$(0.01)

 Use of Estimates in Preparing Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has elected under the Internal Revenue Code to be treated as an “S Corporation.” As such the corporate income is taxed to individual shareholders based upon their proportionate share of the company’s taxable income. Therefore, no provision for corporate Federal or State income taxes need be included in the Company’s financial statements.

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

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements

  In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction.  The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard will have no impact on its financial condition or results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that this new accounting standard will have no impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard will have no impact on its financial condition or results of operation.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 will have no material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

NOTE B— LOANS RECEIVABLE, IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans Receivable

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

Impaired Loans

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired if it is probable that the company will not collect all principal and interest payments according to the loan’s contracted terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the principal balance of the loan. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Allowance for Loan Losses

The allowance for loan losses increases by provisions for loan losses charged to expense and recoveries of previously charged-off loans. The allowance for loan losses decreases for loans charged-off in the current period. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known or inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, the estimated value of underlying collateral and current economic conditions. It is reasonably possible that the Company's allowance for loan losses could change in the near term.

Loans that are delinquent for more than three months are evaluated for collectibility and placed in non-accrual status when management determines that future earnings on that loan may be impaired. While in non-accrual status, collections on loans, if any, are recorded as collection of loan principal and no interest is recorded.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	September 30, 2006	December 31, 2005

Impaired loans with specific allowance	$683,318	$836,390
Impaired loans without specific allowance	20,606	-
Total impaired loans	$703,924	$836,930

Allowance for loan losses applicable to impaired loans	$275,154	$228,493
Allowance for loan losses applicable to other than impaired loans	148,213	144,298

Total allowance for loan losses	$423,367	$369,791

	September 30, 2006	December 31, 2005
Amount of interest income recognized within nine month period when the loans were impaired	$-	$-
Amount of interest income recognized using a cash basis during the nine month period when the loans were impaired	$-	$-

Analysis of the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2006	2005

Beginning balance	$369,791	$233,311
Provision for loan losses	175,104	104,000
Charge-off of loans	(121,528)	(71,361)
Recovery of loans previously charged off	-	6,500
Balance at end of period	$423,367	$272,450

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE C—INVESTMENTS

Investment securities available for sale consist of the following at December 31, 2005 and September 30, 2006 (unaudited)

	December 31, 2005			September 30, 2006
	Amortized Cost	Estimated Fair Value	Net Unrealized Loss	Amortized Cost	Estimated Fair Value	Net Unrealized Loss
Corporate Bonds	$623,351	$523,888	$(99,463)	$617,311	$568,965	$(48,346)
Money Market Fund (Margin Loan)	74,721	74,721	-	(309,982)	(309,982)	-
Totals	$698,072	$598,609	$(99,463)	$307,329	$258,983	$(48,346)

All of the corporate bonds outstanding at September 30, 2006 mature in between one and five years.

Securities with unrealized losses, segregated by length of impairment at September 30, 2006 were as follows
	Less than 12 Months		More than 12 Month		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Corporate Bonds	$-	$-	$568,965	$48,346	$568,965	$48,346
Other	-	-	-	-	-	-
Totals	$-	$-	$568,965	$48,346	$568,965	$48,346

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

Other investments available for sale of $50,872 at September 30, 2006 and December 31, 2005 consists of equity investment in private companies. The amortized cost of these non-marketable securities approximates their fair value.

NOTE D—RELATED PARTY TRANSACTIONS

The Company engaged in the following related party transactions:

Included in notes receivable at December 31, 2005, are 11 notes totaling $4.27 million and as of September 30, 2006 are 14 notes totaling $9.49 million from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at December 31, 2005, are 59 notes totaling $5.94 million, and as of September 30, 2006 are 60 notes totaling $5.10 million which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at September 30, 2006 and December 31, 2005 as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. At September 30, 2006, the stock had a book value of approximately $55,000 and a fair value of approximately $200,000. At September 30, 2006, there was no accrued interest receivable on this loan.

Included in the notes receivable listed above are five loans in the amount of $8.66 million, to a trust for the benefit of a significant shareholder. These loans were made during the three months ended September 30, 2006. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest will be earned on the loans if the rental income the borrower receives from the properties exceeds certain allowable expenses. In addition, upon the sale of the property(ies), the Company is to receive one-quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. Any refinancing or sale of the properties must be approved by the Company in advance.

NOTE E - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the prospective method as the standard. Because the Company’s shares are not publicly traded, we used the Minimum Value Method to value our stock-based compensation. Under that method, we will recognize as compensation expense over the service (or vesting) period of the grantees. In addition, at January 1, 2006, the adoption sate of SFAS 123(R), the Company had no unvested options outstanding.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Under the intrinsic value method, compensation cost is the excess, if any, of the market price of the stock at the grant date over the option exercise price. In the past it has been the Company’s policy to grant options to employees that vest immediately and consequently, the entire expense, if recognized, would have been recognized in the period granted. The valuation of the fair value option expense was calculated under the original provisions of the original SFAS 123, Accounting for Stock-Based Compensation, as described in out previous filings.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 to options granted under the Company's stock option plan for the three months ended September 30, 2005 and the nine months ended September 30, 2005. No options were granted or were being earned in the three month period ended September 30, 2005. For the purposes of this pro forma disclosure, the value of the options was estimated using the Minimum Value Method assuming a risk-free rate of 3.75%, a 5-year expected life, and a dividend payout of $0.08 per year paid quarterly. A volatility value of zero was used as the Company's shares are not publicly listed or traded.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Loss, as reported	$(22,335)	$(20,298)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	59,249
Pro forma net loss	$(22,335)	$(79,547)

Loss per common share:
Basic - as reported	$(0.01)	$(0.01)
Basic - pro forma	$(0.01)	$(0.03)
Diluted - as reported	$(0.01)	$(0.01)
Diluted - pro forma	$(0.01)	$(0.03)

A summary of stock option activity during the nine months ended September 30, 2006 and related information is included in the table below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	361,250	$2.07
Granted	150,000	3.00
Exercised	(40,000)	2.00
Forfeited	-	-

Outstanding at September 30, 2006	471,250	$2.37	$202,388

Exercisable at September 30, 2006	321,250	$2.08	$295,550

Weighted Average Remaining Contractual Life	3.36 Years

The Company grants options that have an exercise price equal to the fair value of the Company's common stock on the date of grant. At January 1, 2006 all outstanding options were fully vested. The intrinsic value of the above 40,000 options exercised during the nine months ended September 30, 2006 was $40,000 at the time they were exercised.

The fair value of options granted on or after January 1, 2006 were calculated using the Black-Scholes option pricing model. A total of 150,000 options were granted to employees in the three and nine month period ended September 30, 2006. These options gave rise to a $7,000 charge to income in the third quarter of 2006. The amount of approximately $130,000 in future compensation costs for options outstanding will need to be recognized as these options vest in future periods. The weighted average and other assumptions used in the Black-Scholes model were during the three and nine month periods ending September 30, 2006 were as follows:

Dividend yield	2.67%
Weighted average volatility	22.4%
Weighted average risk-free interest rate	5.03%
Weighted average expected life in years	5 years

Stock-based compensation expense includes the value of stock granted to non-independent board members for their board service. This portion of the total stock-based compensation expense of $21,275 and $36,700 for the three and nine months ended September 30, 2006 was $14,275 and $29,700, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation and other sections of this Report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our investor notes payable on demand by the holders, delinquencies in our loan portfolio, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this Report. The Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

During the nine months ended September 30, 2006 the Company made five loans to a trust for the benefit of a significant stockholder. The proceeds of these loans were used to purchase real estate which serves as security for the loans, which totaled $8.66 million. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest will be earned on the loans if the rental income the borrower receives from the properties exceeds certain allowable expenses. In addition, upon the sale of the property(ies), the Company is to receive one-quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. Any refinancing or sale of the properties must be approved by the Company in advance.

The Company ceased making offers and sales of its investor Notes as of April 30, 2006 in order to update its registration statement and prospectus as required by the federal securities laws. In order to update its offering and increase the amount of Notes covered by the registration, the Company filed a registration statement on Form SB-2 (333-135330) on June 26, 2006 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company included in the Registration Statement $220,000,000 of Series 3 Senior Secured Notes and $30,000,000 of Series 4 Subordinated Unsecured Notes for sale to the public. On August 11, 2006, the Registration Statement was declared effective by the SEC. The Company has not yet commenced offering Notes under this registration. The Company intends to file an update to its Registration Statement and prospectus to include financial statements for the third quarter of 2006 and will commence the offering when that update becomes effective with SEC and is cleared by state securities regulators. The offering is not underwritten and the Notes will be sold on a best efforts basis by Mr. Robert L. Harris, who is not compensated for such services, and by selected NASD member broker-dealer firms, which will be compensated for their services.

Critical Accounting Policies

Our significant accounting policies are disclosed in the footnotes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005. Management believes the following significant accounting policies also are considered critical accounting policies:

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

Allowance for loan losses - We periodically evaluate the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While we use this information available in establishing the allowance for loan losses, evaluation assessments are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets. Total assets increased $13.01 million, from $50.77 million at December 31, 2005 to $63.78 million at September 30, 2006. The size of our loan portfolio increased $13.36 million to $54.04 million at September 30, 2006. Cash decreased $1.32 million, from $6.58 million at December 31, 2005 to $5.26 million at September 30, 2006. See “Liquidity and Capital Resources”

Liabilities. Total liabilities increased $12.42 million, from $49.86 million at December 31, 2005 to $62.28 million at September 30, 2006. The increase was mostly due to an increase of $12.43 million in notes payable to investors.

Equity. Total stockholders’ equity increased from $.91 million at December 31, 2005 to $1.50 million at September 30, 2006. The increase was due to the sale of additional common stock and net income of $0.2 million during the period.

Past Due Loans. We generally make “hard collateral” loans, based largely on collateral value, or where the loan amount is below 70% of the collateral value. As of September 30, 2006 we had 9 loans on our books that were more than 90 days past due but that were still accruing interest. The total amount due on these loans was $1,693,045. Five of the loans, totaling $1,314,786, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and the other four loans are paying currently or we anticipate that they will be doing so shortly. We continue to accrue interest on these loans based on the underlying collateral value and payment history. We monitor these loans on a consistent basis.

Non-accrual Loans. As of September 30, 2006, there were 22 loans in non-accrual status with a value of $703,924. The majority of these loans are first trust loans that are well collateralized. In the event we have to foreclose on any of these loans, we do not expect any significant loss. We have a specific reserve of $275,154 and a general reserve of $148,213 as part of our total reserve of $423,367 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Three Months Ended September 30, 2006 and 2005

The average yield earned on loans receivable was 11.38% for the three months ended September 30, 2006 and 10.46% for the three months ended September 30, 2005. The average rate paid on investor Notes increased to 6.64% for the three months ended September 30, 2006 from 6.08% for the three months ended September 30, 2005, due primarily to an increase in the rate paid on demand Notes, which have fluctuating rates based on the Federal Funds Target Rate. Overall, the net margin on interest increased to 4.74% for the three months ended September 30, 2006, from 4.38% for the three months ended September 30, 2005. This net margin is calculated using note rates and excludes fee income and expense.

Net Income. Net income for the three months ended September 30, 2006 was $35,225 compared to a loss of $22,335 for the three months ended September 30, 2005.

Interest Income. Total interest income was $1,639,065 for the three months ended September 30, 2006, compared to $925,285 for the same period in 2005. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes the amortization of fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1,078,502 for the three months ended September 30, 2006, and $648,605 for the same period in 2005. The additional expense resulted primarily from an increase in investor Notes. The interest expense includes the amortization of fees paid to Broker-Dealers for the sale of investor Notes and interest paid on participation loans.

Provision for Loan Losses. Our provision for loan losses was $55,832 for the three months ended September 30, 2006, compared to $39,000 for the three months ended September 30, 2005. These provisions increased the allowance for loan losses after write-offs to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income (Loss). We had non-interest income of $(109,034) during the three months ended September 30, 2006 compared to $(1,993) for the same period in 2005. The difference was due to loss on the sale of real estate owned of $130,795 for the three months ended September 30, 2006.

Non-Interest Expense. We experienced an increase in non-interest expense to $360,472 for the three months ended September 30, 2006 from $258,022 for the three months ended September 30, 2005. The majority of the increase is attributable to increased professional fees, real estate maintenance, and office rent and $21,275 in stock based compensation expense due to our adoption of SFAS 123R effective January 1, 2006.

Income Taxes. The Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and, accordingly, no income tax expense appears in the financial statements.

Comparison of Operating Results for Nine Months Ended September 30, 2006 and 2005

The average yield earned on loans receivable was 11.05% for the nine months ended September 30, 2006 and 10.62% for the nine months ended September 30, 2005. The average rate paid on investor Notes increased to 6.43% for the nine months ended September 30, 2006 from 6.00% for the nine months ended September 30, 2005, due primarily to an increase in the rate paid on demand Notes, which have fluctuating rates based on the Federal Funds Target Rate. Overall, the net margin on interest remained at 4.62% for the nine months ended September 30, 2006, the same as for the nine months ended September 30, 2005. This net margin is calculated using note rates and excludes fee income and expense.

Net Income. The Company’s net income for the nine months ended September 30, 2006 was $205,455, compared to a loss of $20,298 for the nine months ended September 30, 2005.

Interest Income. Total interest income was $4.43 million for the nine months ended September 30, 2006, compared to $2.40 million for the same period in 2005. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes the amortization of fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $2.91 million for the nine months ended September 30, 2006, and $1.62 million for the same period in 2005. The additional expense resulted primarily from an increase in investor Notes. The interest expense includes the amortization of fees paid to broker-dealers for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $175,103 for the nine months ended September 30, 2006, compared to $104,000 for the nine months ended September 30, 2005. These provisions increased the allowance for loan losses after write-offs to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income (Loss). We had non-interest loss of $101,258 during the nine months ended September 30, 2006 compared to income of $40,954 for the same period in 2005. The majority of the non-interest income is rental income from real estate owned. The difference was primarily due to a loss on the sale of real estate owned for the nine months ended September 30, 2006 of $156,482 compared to a loss in the same period in 2005 of $21,694.

Non-Interest Expense. We experienced an increase in non-interest expense to $1.03 million for the nine months ended September 30, 2006 from $741,987 for the nine months ended September 30, 2005. The increase in non-interest expense was primarily attributable to increased real estate maintenance and office rent, and $36,700 in stock based compensation expense due to our adoption of SFAS 123R effective January 1, 2006.

Income Taxes. The Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and, accordingly, no income tax expense appears in the financial statements.

Liquidity and Capital Resources

The Company’s primary sources of funding are the proceeds from the sale of investor Notes, principal and interest payments on loans receivable, sale of loans and rental income. While investor maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor Notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Purchases and redemptions of our one-day demand notes can cause volatility in our cash balances.

The table below illustrates the sales of investor Notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2001	$14,418,456	$11,280,177	78.23%
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,770	92.74%
2004	$49,008,102	$44,786,895	91.39%
2005	$120,238,252	$96,630,099	80.36%
Nine Months Ended September 30, 2006	$87,950,172	$77,044,124	87.60%

In recent years, the combination of generally low interest rates on deposit products at commercial banks, the poor performance of the stock market and increasing referrals from customers have positioned KH Funding to experience significant growth in the number of new investors attracted to its investment products. Based on its monitoring of historic trends and its current pricing strategy for investor Notes, management believes the Company will retain a large portion of its existing investors and will experience a significant increase of funds from new investors in the future.

Redemption of Notes Payable. The risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a note payable, the funds for redemption are immediately available. Of course, part of our investment strategy is to place funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand notes can ask for funds sooner than thirty days, and we make an effort to keep funds available for these requests. Only holders of thirty-day demand notes can ask for funds sooner than 90 days, and if the funds will not be available within thirty days, we will sell some of our mortgage loans (notes receivables) to have the funds available to meet requests for funds from these note holders. All other types of notes,that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans (notes receivables) in bulk to fund redemption requests from note holders.

The Company strives to maintain sufficient liquidity to meet all redemption requests. We normally hold 10% to 20% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes. These sources have historically been sufficient for us to meet our obligations. Also, if required, we are able to sell loans within 30 days to raise cash to meet redemption requests from 30-day Note holders or within 90 days to meet early redemption requests from term Note holders.

The Company suspended sales of its investor Notes as of April 30, 2006 in order to update its offering prospectus as required by the federal securities laws. The Company has not yet commenced its Note offering, but intends to file shortly a post-effective amendment to its SEC registration statement and prospectus to update the financial statements and anticipates that it will again commence the offering of Notes when that amendment is declared effective by the SEC and is cleared by state securities regulators. The Company anticipates that it will recommence the offering during December 2006, although there can be no assurance in this regard. During the interim period when Note sales have been suspended, the Company has met redemption requests from cash resources, loan repayments and borrowings on its investment securities portfolio.

 Plan to Raise Additional Funds. As noted above, we intend to commence sales of investor Notes during the latter part of December 2006 and intend to continue to expand our operations through the public offering of investor Notes by the Company and through selected broker-dealer firms. We also intend to raise additional equity capital through private sales of our common stock. Our goal is to maintain a capital level of at least 3%-5% of total assets. However, there is no assurance that we will be successful in this regard.

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

Stockholders’ Equity. Total stockholders’ equity has decreased as a percentage of total assets over the last five years, from 10.6% at December 31, 1999 to 2.35% at September 30, 2006. During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. In future periods the Company expects dividend distributions to be equal to or less than the net income in order to inhibit further decreases in stockholder equity.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of September 30, 2006 (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2005 we were notified that a lawsuit had been filed against us (In Circuit Court of Montgomery County, Maryland) by a company known as SBM Financial, LLC (SBM). SBM claims to operate a business similar to the Company. SBM claims that we have intentionally interfered with the ability of SBM to retain their existing investors. We believe that their claim is groundless. At present, we expect no material impact to the Company as a result of this litigation.

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

KH FUNDING COMPANY (Registrant)

Date: November 17, 2006	/s/ James E. Parker
James E. Parker
Chief Financial Officer

(James E. Parker is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)