Form 10KSB
period 2006-12-31
KH FUNDING CO
filed 2007-04-06
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☐ No ☒

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
Yes ☐ No ☒

Registrant's revenues for its most recent fiscal year were $6,219,927.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

KH Funding Company conducts mortgage banking operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities ("Notes") to investors. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second trust residential loans nationwide from other lenders and banks.

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

Operations

We operate from a suite of offices located in Silver Spring, Maryland. We act as a mortgage banker or purchaser of mortgage and business loans and perform the record keeping, loan administration and servicing functions with regard to our assets and liabilities. We also administer our program of issuing and selling fixed and variable rate debt securities of varying maturities. Our mortgage banking and investor Note operations are similar to those of commercial banks, which administer their assets for the benefit of its stockholders and depositors.

Our assets of $63.33 million as of December 31, 2006 consist primarily of cash, mortgages, real property and investment securities. In the normal course of business we collect the income generated by the assets; receive funds from investors; handle the redemption of Notes; and maintain and track the receipts, disbursements and balances on escrow accounts established by the borrowers.

The following table sets forth certain information relating to KH Funding Company for the five years ended December 31, 2006. The average yield and cost of funds are derived by dividing interest income or interest expense by the average balance (exclusive of nonaccrual loans and of unamortized fees and costs) of notes receivable or notes payable, respectively, for the years shown. The interest categories are at contractual rates and exclude the amortization of related fee income and expense.

Year	Average Yield Loan Portfolio	Cost of Funds Investor Notes	Net Interest Rate Spread
2002	11.00%	6.40%	4.60%
2003	10.74%	6.00%	4.74%
2004	10.89%	5.69%	5.20%
2005	10.66%	6.03%	4.63%
2006	11.05%	6.53%	4.52%

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

We intend to continue managing our assets and our collection procedures for any problem assets. We expect to realize increased operating efficiencies and cost controls as we invest the proceeds from future Note offerings. We do not expect that we will need to add significant additional personnel or expanded facilities for the administration and investment of the additional proceeds from our public offerings.

Market Area and Credit Risk Concentration

Our lending activities are concentrated primarily in the Washington, D.C. and Baltimore, MD metropolitan areas. We also purchase residential mortgage loans from banks and other lenders in other states. As of December 31, 2006, our average loan size was approximately $237,000. Our larger loans, above $250,000, are made with a strong emphasis on collateral-based underwriting as opposed to relying primarily on credit scoring.

Competition

KH Funding Company faces significant competition both in making loans and in attracting investor funds. Our competition for loans comes principally from commercial banks, mortgage companies, insurance companies and other financial service companies; often we compete directly with smaller, local independent loan companies or individuals. Our competition for investor funds has historically come from competitors offering uninsured products, such as the mutual fund industry, securities and brokerage firms and insurance companies, as well as insured money market accounts and certificates of deposit at commercial banks.

We are finding that in originating and acquiring loans, there has been increased competition from large institutions. This trend is not material at this point as there is a sufficient amount of quality product available from smaller lenders and banks that can and do operate at our level. However, if this trend continues, it is possible that we may have difficulty originating or obtaining loans that meet our standards or that we will have difficulty competing with these larger originators, which often enjoy a lower cost of funds.

We believe that we will continue to be able to attract investors to our investment products. Our one, three and five-year term investments are priced at a rate that is normally more than 200 basis points (2%) above insured investments for a similar term at commercial banks. Our daily and 30-day liquidity products are competitively priced with other uninsured investments that have similar features such as checking account and withdrawal features. We provide holders of one-day demand Notes with checking accounts to access their funds through a third-party bank. The checking account privileges are exclusively for funds invested in investment Notes and allow the holders of one-day demand Notes to execute redemption or investment requests conveniently, quickly and with less expense than by wire transfer or the mail. The holder may write a check against the account, which reduces the Note balance. The holder may add to their investment by making deposits at the bank through which the checking accounts are provided.

Lending Activities

Our loan portfolio consists primarily of first and second trust real estate-backed loans that we have originated or acquired from other lenders. We also have business line-of-credit and fixed-term loans that we have directly originated. A small portion of our portfolio contains loans for consumer purposes such as auto and personal loans, and a few loans secured by the borrower's non-real estate assets such as stock or other investments.

We rely on community contacts as well as referrals from existing customers, attorneys and real estate professionals to generate business within our lending area. In addition, we have developed a list of brokers, banks and lenders nationwide from which we may acquire loans.

We have developed underwriting policies to control the inherent risks in the origination and acquisition of loans. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

First Trust Lending

Direct Origination. We primarily originate first trust loans for investment (rented) residential real estate, and small commercial properties. The loans we originate have a loan-to-value (LTV) of 80% or less. Credit scores of the borrowers and guarantors generally range in the mid 600's. Credit scores are determined by complex computer programs which take into consideration many factors. There are three companies that are the primary providers of credit reports and credit scores for individuals. We generally obtain credit reports and/or credit scores from all three companies, and are a member of one, Equifax. Credit scores range from the 400s to the 800s. The lower the score, the lower the "quality" of credit or creditworthiness of the individual. Credit scores from 580 to mid-600's will generally indicate a "C/C+" borrower, mid-600s to 680 is an "B-/B/B+" borrower, high-600s to low-700s is an "A-" borrower and 720 or higher is an "A" borrower. Lenders adopt different guidelines for acceptability regarding credit scores. For us a credit score of 580 to the 800s (the highest score possible) is within the range of acceptability in order to make or acquire a loan, however, we prefer the credit score to be in the mid-600s and above. The borrowers with a score below the mid-600s must provide us with a reason, or reasons, which mitigate the below mid-600s score.

Acquired Loans. The first trust loans we acquire nationwide are generally 70% LTV, or less, and they have been made to sub-prime borrowers. The majority of these loans are for lower-priced properties and the interest rates are usually 9.5% to 11.5%. At present, our loan portfolio has none of the aggressive Adjustable-Rate-Mortgage loan products that are causing much of the concern regarding sub-prime borrowers in the mortgage lending industry.

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

Acquired Loans. We only acquire second trust loans if they have a total LTV of less than 100%. We formerly purchased loans with LTVs of up to 125%. However, we discontinued that practice in 2000. We also greatly curtailed purchasing stand-alone second trusts in 2000, as we would prefer to also own the first trust when a loan has a combined LTV of more than 90%. However, if borrowers have a credit score in the low to mid 600's, or higher, we purchase such stand-alone second trusts. Our second trust portion of our loan portfolio represents only 2% of our total loan portfolio. At December 31, 2006, we had $396,855 in direct origination second trust loans and $756,632 in purchased second trust loans.

Business Lending

We directly originate loans to small businesses. We do not acquire small business loans. Most of the loans we make of this type are for businesses generating less than $1,000,000 in gross revenue. If the business owns real estate, we will obtain a lien on the property(ies) owned by the business as part of our loan. If the business does not own real estate, we will usually place a lien on the primary residence of the owner(s) of the business. We prefer to extend credit facilities to a business only when the fair value of the equity in the real estate we have a lien on exceeds the loan amount. We are more collateral-sensitive when making business loans than we are "cash flow" sensitive. In other words, if we are considering a loan for a development stage or start-up business and we find the business plan or the results of operations for the business borrower to be acceptable, and the credit score of the borrower to be at the high end of our range of acceptability, then we will make the loan provided we are adequately secured with real estate collateral. Generally, the cash flow will not be present at the time the loan is closed, but will be expected to develop with the use of the loan proceeds. However, we do require that the borrower(s) have good credit and a reasonable ability to repay the loan. In the instances in which a business has accounts receivable as a primary source of repayment we will obtain a lien on its accounts receivable.

Other Assets Lending

Some of the loans in our portfolio are not secured by real estate or business assets. Automobiles and investor notes secure the majority of these loans. These types of loans are generally made to borrowers with whom we have a long-standing relationship.

Unsecured Lending

Less than one percent of our loan portfolio contains unsecured loans. The majority of these loans are for small amounts, under $5,000, made to borrowers with whom we have a long-standing relationship, or who have been referred to us by our trusted customers. A few of these loans are to borrowers, with whom we originally held a collateralized loan, but the collateral has been foreclosed upon and the balances represent the deficiency.

The following table sets forth the composition of our loan portfolio by collateral type in dollar amounts for the periods indicated:

	Year Ended December 31,
Loans By Collateral Type	2006	2005
Residential Real Estate First Trust	$15,403,919	$6,801,401
Business Assets and Commercial Real Estate First Trust	2,948,930	5,159,408
Residential Investment Property First Trust	33,023,531	24,557,183
Residential Real Estate Second Trust	1,153,487	2,103,760
Other Assets (Auto, Stock)	1,978,712	2,035,215
Other Loans (Over Equity, Medical and Unsecured)	407,7751	441,843
Total loans receivable	54,916,330	41,098,810

Unearned fees and other	239,844	(50,078)
Less allowance for loan losses	(452,154)	(369,791)
Total loans receivable, net	$54,704,020	$40,678,941

Loan Approval Procedures and Authority. The Chief Executive Officer may approve any loan up to and including $500,000. The Chief Executive Officer and another member of our Board of Directors together must approve all loans over $500,000.

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

Non-Performing Assets

Non-performing assets consist of non-accrual loans and real estate owned and held for sale. Loans that are delinquent for more than 90 days are evaluated for collectibility and placed in non-accrual status when management determines that future earnings on the loans may be impaired. While in non-accrual status, collections on loans, if any, are recorded as collection of loan principal and no interest is recorded.

Loans in non-accrual status totaled $651,895 and $836,390 at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, the Company had loans of $1,748,342 and $1,625,356, respectively, which were more than ninety days past due and for which the Company continues to accrue interest. The Company has adequate collateral for these loans and management believes that both the principal and the related accrued interest are collectible.

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase and consists of rental and held for sale real estate. As of December 31, 2006 and 2005, the Company had held for sale real estate owned of $325,223 and $180,302, respectively, which are considered non-performing assets. As of December 31, 2006 and 2005, the Company had real estate owned held as rental property of $814,441 and $622,513, respectively.

Allowance for Loan Losses

We maintain an allowance for loan losses. The allowance is increased by corresponding charges to the provision for loan losses, and by recoveries of loans previously written-off. Write-off of a loan decreases the allowance. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio, and current economic conditions.

The most common known risk in the loan portfolio is a non-performing or impaired loan (i.e., the loan is more than 90 days late and the collection is questionable). If KH Funding has specific knowledge or some other reason to consider that a loan may be impaired, management reviews the loan to determine if impairment has occurred. Collections on the loan reduce the balance of the impaired asset.

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

Our historical loan loss experience is as follows:

Year Ended December 31,	Average Total Loans	Write-Offs Net of Recoveries	Percent
2002	$14,823,498	$139,069	0.94%
2003	$15,900,842	$111,278	0.75%
2004	$17,676,284	$244,389	1.38%
2005	$32,473,227	$114,568	0.35%
2006	$49,784,567	$230,495	0.46%

At December 31, non-performing assets were as follows:

	2006	2005
Loans on non-accrual status	$651,895	$836,390
Real estate held for sale	325,223	180,302
Total nonperforming assets	$977,118	$1,016,692
Loans 90 days past due and still accruing interest	$1,748,342	$1,625,356

Management believes that all of the loans 90 days past-due which are still accruing interest are adequately collateralized (based on recent appraisals) and management does not anticipate the loss of principal or accrued interest receivable on these loans.

Off-Balance Sheet Arrangements

We enter into off-balance sheet arrangements in the normal course of our business. These arrangements consist primarily of our loans which are lines-of-credit or draw-type loans. At December 31, 2006 we had $16.3 million in loans of this type. The unused or unfunded amount on these types of loans totaled $3.42.

In addition to our credit commitment as outlined above we have certain contractual obligations. See our discussion entitled “Liquidity and Capital Resources” for more information.

Governmental Regulations

In the future, our operations may become subject to federal and state laws and regulations relating to banking or lending operations. These regulations may:

•	require us to obtain and maintain additional licenses and qualifications;

•	limit the interest rates, fees and other charges that we are allowed to collect;

•	limit or prescribe other terms of our loan arrangements with borrowers; or

•	subject us to potential claims, defenses and other obligations.

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

  Insurance

We maintain the following types of insurance for the benefit of KH Funding:

•	Bankers Bond: fidelity and theft coverage of $500,000;

•	Mortgage Impairment: covers losses to properties when the borrowers policy has expired;

•	Property Damage-Vacant Properties: covers losses to properties immediately after we take title, if they are vacant;

•	Liability Coverage-Vacant Properties: covers liability losses to individuals at vacant properties after we take title;

•	Key Man Life: $2.7 million payable to KH Funding in the event of the death of Robert L. Harris, our founder and Chief Executive Officer;

•	Key Man Disability: $12,000 per month payable for one year to KH Funding in the event of the disability of Robert L. Harris;

•	Umbrella Liability: $2 million in excess liability coverage above any primary liability coverage that we maintain;

•	Landlord Policies for Individual Rental Properties: basic insurance for rented properties;

•	Health Insurance: maintained for the benefit of the employees; and

•	Business Owners Policy: comprehensive business and liability coverage.

Personnel

At December 31, 2006, we had six full-time and five part-time employees. We consider our relationship with each of our employees to be good.

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

We originate and purchase sub-prime loans that have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans.

In the last five years we have increased our purchasing of closed loans from brokers, banks and other lenders. These loans are hard-collateral and sub-prime closed loans, and we have long-standing relationships with the brokers, banks and other lenders from whom we purchase loans. We intend to continue to expand this component of our operations. Hard-collateral and sub-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan.

There is no generally accepted definition of a “sub-prime” mortgage loan. However, many industry participants classify loans to borrowers with credit scores of 620 or less as sub-prime. In addition, industry participants often refer to loans with loan to value ratios of 95% and higher as sub-prime.

We attempt to manage risks associated with the sub-prime portion of our loan portfolio by using risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. Generally, the loans that we originate or purchase where the borrowers have a credit score under 620, have loan to value ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer abusive products such as so-called “teaser” rate adjustable loans, low or no document or “stated income” loans that have been heavily criticized by regulators, commentators and Congress. However, if our policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed.

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

Our results of operations depend significantly on economic conditions in the Baltimore-Washington metropolitan area.

Our operations depend primarily upon the general economic conditions of the Baltimore-Washington metropolitan area. The local economic conditions in the areas have a significant impact on the demand for the our loans as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Our lack of diversified operations and investments increases our exposure to risk of loss.

Our operations primarily consist of, and our income is derived from, investing in mortgage loans that we purchase from brokers, banks and other lenders and in originating loans to small businesses and individuals. In addition, we invest excess cash in investment grade debt securities issued by financial companies that we hold for liquidity and investment purposes. Further, we hold as investments many of the real estate properties upon which we have foreclosed. Most of these properties are held as rental investments. This lack of diversification, of investing only in loans, and to a lesser degree in bonds and real estate, increases our exposure to the risk of loss if a substantial number of loans become uncollectible. This increases the risk that uncollectible loans could materially affect our financial results.

We operate limited levels of capital levels or stockholders' equity, so in the event of the liquidation or dissolution of the Company holders of our Notes could lose all or a part of their investment.

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

Rapid changes, either upward or downward, in interest rates may adversely affect our financial condition or results of operations.

Any future rise in interest rates may:

•	reduce customer demand for our loan and investor Note products;

•	widen investor spread requirements;

•	change loan prepayment rates;

•	increase our cost of funds;

•	reduce the spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding debt securities; and

•	limit our access to borrowings in the capital markets.

We are subject to risks associated with decreases in interest rates especially to the extent that we have issued fixed rate debt securities with scheduled maturities of over one year. At December 31, 2006, we had $14,940,718 debt securities with scheduled maturities greater than one year. If market interest rates decrease in the future, the rates paid on our long term debt securities could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability and which could impair our ability to redeem the debt securities.

If we are not able to sustain the levels of loan originations that we experienced in the past, our future operating results may be adversely affected and our ability to redeem our Notes may be impaired.

It is necessary for us to continue adding loans to our investment portfolio because we need to re-invest proceeds of loan payoffs as they are received. We will also need to invest in more mortgages as we grow in size. Our ability to sustain the level of loan originations needed depends upon a variety of factors outside our control, including:

•	interest rates;

•	economic conditions in our primary market area;

•	changes in real estate values;

•	competition; and

•	regulatory restrictions.

In a rising interest rate environment, we would expect our ability to originate loans at interest rates that will maintain our current margins will be easier compared to a falling or stable interest rate environment. If we are unable to sustain our levels of growth, our profits may be reduced and our ability to repay the debt securities upon maturity may be impaired.

We recently exercised our right to make a mandatory call of Notes from certain holders of Notes that are residents of states in which our offering was not registered or otherwise may not have been qualified under those states’ blue sky laws. Accordingly, we redeemed a total of $1.47 million in principal and interest amounts of Notes during late December 2006 and early January 2007. We have also offered to redeem Notes from holders in certain other states who hold an aggregate of $3.58 million in principal and interest amounts of Notes. Our offer to redeem Notes may only be declined by persons who are accredited investors that purchased a significant amount of investor Notes. The Company anticipates that it will redeem approximately $450,000 in principal amount of investor Notes from holders who do not qualify to decline the redemption offer in April 2007. We also anticipate that a small number of accredited investors who hold approximately $3.1 million of investor Notes, most of whom are affiliates of the Company or existing Note holders, will not elect rescission and will retain their investor Notes. We intend to use existing cash resources and principal and interest payments on our loan portfolio to satisfy any redemption requests and do not believe that we will need to liquidate any of our mortgage loan portfolio.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance reflects management's continuing evaluation of concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for possible loan losses. In addition, charge-offs in future periods may exceed the allowance for loan losses. Increases in the allowance for loan losses will result in an increase in expenses, and may have a material adverse effect on the Company's financial condition and results of operations.

We are dependent on our senior management team and, if we are not able to retain them, it could have a materially adverse effect on us.

We are dependent upon the continued services and experience of our senior management team, including Robert L. Harris, our Chief Executive Officer and President, James E. Parker, our Chief Financial Officer, Louise Sehman, our Secretary and Treasurer, Martin Angeli, our Senior Vice President and Ronald L. Nicholson, a Vice President. We depend on the services of Messrs. Harris, Angeli and Parker and Ms. Sehman and other members of our senior management team to, among other things, continue our growth strategies and maintain and develop our client relationships. We have no employment agreements with any of our employees. The loss of the services of any of our senior management or any of our other key employees would disrupt our operations and would delay our planned growth while we worked to replace those employees. We maintain "key person" life insurance on Robert L. Harris only. As a result, if any of our other key employees were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses. In addition, if Mr. Harris were to die or become unable to provide services for us, there is no assurance that the insurance proceeds would be sufficient to recover any resulting losses.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require that we incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We have notes payable and notes receivable with certain of our officers, directors and principal stockholders. This might cause such persons to have a conflict of interest.

As of December 31, 2006, some of our officers, directors and stockholders held notes payable from us totaling $7,421,423. Although the equity ownership of these individuals tends to encourage them to act in the best interests of all stockholders, circumstances could arise in which such persons, particularly those that are members of our Board of Directors, will be in a position of allocating available cash and our resources in a manner that may not be in the best interests of other stockholders. In addition, as of December 31, 2006, we had loans held outstanding to some of our officers, directors and stockholders of $9,284,428. Although we believe that each of these loans were made on terms as favorable to us as could have been obtained from an unrelated party, the loans could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor. Our policies for underwriting mortgage loans and purchasing loans secured by real property are discussed under "Item 1. Description of Business—Lending Activities." This could have a material adverse effect on our business, operating results and financial condition. See "Item 14. Certain Relationships and Related Transactions."

We do not have a compensation committee.

We do not have a compensation committee and have no current plans to form such a committee. In the meantime, our Board of Directors governs decisions regarding compensation. Our Board of Directors is not entirely comprised of independent members. See “Item 9. Directors, Executive Officers, Promoters, and Control Persons.”

ITEM 2. DESCRIPTION OF PROPERTY

The real estate we own is generally acquired at foreclosure or through a deed-in-lieu of foreclosure. The more expensive properties on which we foreclose are sold as soon as possible. Generally, we rent out the lower and medium priced single-family residential properties we acquire through foreclosure and continue ownership for a short period. Often these properties have a rental value that is high relative to its carrying value. If so, we have an opportunity to maximize profits from an ultimate sale by finding a good tenant, making cosmetic and appliance upgrades, and then selling the property for, hopefully, a higher market value than may have been realized by a quick sale. In order to determine the fair market value of a foreclosed property we obtain an appraisal from a licensed real estate professional.

We currently own residential real estate in the following areas:

•	one property held for sale in Louisville, Mississippi;

•	two properties held for sale in Schenectady, New York;

•	one property held for sale in Gainesville, Georgia;

•	four properties held for sale in South Bend, Indiana;

•	one rental property in Grand Prairie, Texas;

•	one rental property in Schenectady, New York;

•	one rental property in Montgomery, Alabama;

•	one rental property in Waco, Texas;

•	two rental properties in Leander, Texas; and

•	two rental properties in Greenwood, South Carolina

•	one rental property in Silver Spring, Maryland.

ITEM 3. LEGAL PROCEEDINGS

We are involved periodically in various claims and lawsuits that arise in connection with our financial services business. We believe that these routine legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holders and Dividends

Our common stock is not listed on a public trading market. As of March 15, 2007 we had 53 stockholders of record holding 2,726,951 shares. For the last two fiscal years we have paid an annual dividend on our common stock of $0.08 per share and anticipate paying additional dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of March 15, 2007 with respect to the compensation plans under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information
Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders(1)	150,000	$3.10	850,000
Equity compensation plans not approved by security holders(2)	321,250	$2.08	n/a
Total	471,250	$2.40	850,000

(1)	The 2005 Incentive Plan was approved by stockholders in 2005.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, the Company completed a private placement of 121,495 shares of the Company's common stock at a purchase price of $3.00 per share. Net proceeds to the Company were $364,484. The private placement was consummated without registration under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. All of the purchasers were existing stockholders of the Company and are believed by the Company to be "accredited investors" within the meaning of the Securities Act.

In addition, during the year ended December 31, 2006, the Company issued a total of 12,900 shares of common stock to members of the Board of Directors and certain employees of the Company for services rendered. Also, during the year ended December 31, 2006, options were exercised which resulted in 40,000 shares purchased at $2.00 per share with net proceeds to the Company of $80,000. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Repurchase of Securities

The Company repurchased 3,000 shares of Common Stock for $7,200 from one shareholder during 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Our primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. Our business operations are conducted solely from our headquarters in Silver Spring, Maryland.

KH Funding currently has over 1,500 investors who have purchased its investment Notes dating back to 1990. The note purchasers have been attracted primarily through word-of-mouth referrals. The proceeds from the sale of Notes are used to make redemptions to existing note holders and for investment in real estate mortgage loans, business loans, investment grade debt securities and real property. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second trust residential loans nationwide from other lenders and banks.

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

Since the fourth quarter of 2004, the Company has been expanding the distribution channels for sales of its investor Notes by engaging in strategic alliances with several major financial services firms throughout the country. We currently have signed selling agreements with three NASD Broker-Dealers with a network of over 250 registered representatives in the Midwest and West. These alliances gave us the ability to sell our investor Notes through a network of financial consultants in defined geographic locations. To date, our distribution plan has been very successful, establishing close to 700 new investment accounts providing over $25,000,000 in funds to KH Funding. However, since the public offering for our Notes expired in the second quarter of 2006, our fund raising activity has been greatly impaired. We expect to have a new offering in place by the end of May 2007 and to resume sale of our notes. We anticipate successful, controlled growth going forward.

Recently, the sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several sub-prime mortgage lenders have failed. The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions, as well as several significant sub-prime mortgage originators. Although we engage as part of our business in sub-prime lending, we believe that our exposure to problems in the industry are limited as a result of several factors. First, we believe that we are underwriting our sub-prime mortgage loans to a much higher standard than the failing and delinquent loans from the more aggressive lenders in the mortgage industry. Second, we do not offer any of the loan products that are receiving the harshest criticism from regulators, commentators and Congress. Specifically, as a general matter the sub-prime loans that we originate or purchase have loan to value ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Third, our size does not require us to generate or purchase high volumes of sub-prime mortgage loans so we can look much more closely at the individual borrowers, in the case of loans that we originate. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation. Of course, if there is a major downturn in real estate values, our procedures and practices may not be adequate to prevent or materially diminish an adverse affect on our financial condition or results of operations. See Item 1. “Business-Risk Factors-We originate and purchase sub-prime loans that have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans.”

Summary Selected Financial Data

You should consider our summary selected financial information set forth below together with the more detailed financial statements included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Total Interest Income	$6,144,252	$3,534,054	$2,274,933	$1,968,514	$1,789,608
Interest Expense	4,041,679	2,412,360	1,297,978	1,273,677	1,173,985
Provision for Loan Losses	312,858	251,048	266,700	146,379	144,165
Non-interest (Loss) Income	(78,307)	101,078	121,637	89,987	74,049
Non-Interest Expense	1,550,840	1,016,039	929,365	634,279	516,431
Net Income (Loss)	160,568	(44,315)	(97,473)	4,166	29,076
Per Common Share Data:
Basic Earnings (Loss) Per Share(1)	0.06	(0.02)	(0.04)	-0-	0.02
Diluted Earnings (Loss) Per Share(2)	0.06	(0.02)	(0.04)	-0-	0.01
Dividends per share (1)	0.08	0.10	0.15	0.15	0.13

(1)	Shown in cents per share.

(2)	Shows the potentially dilutive effects of shares issuable under our stock option plan if the options are not anti-dilutive, shown in cents per share.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and marketable securities	$4,404,162	$7,177,851	$3,328,093	$4,245,066	$2,371,931
Loans less allowance for loan losses	54,704,020	40,678,941	20,144,798	15,590,526	15,830,293
Real estate owned	1,139,664	802,815	709,973	1,014,254	1,011,424
Other assets(1)	3,077,855	2,110,938	2,039,085	2,280,217	676,560
Total assets	63,325,701	50,770,545	26,221,949	23,090,908	19,890,208
Notes payable	61,774,343	49,681,335	24,817,403	19,980,673	17,482,519
Participation loans	-	-	107,248	105,636	1,077,730
Other liabilities(2)	133,044	174,403	101,446	1,322,686	358,902
Total liabilities	61,907,387	49,855,738	25,026,097	21,408,995	18,919,151
Stockholders equity	1,418,314	914,807	1,195,852	1,681,913	971,057
Other Financial Data:
Return on average assets(3)	0.28%	(0.12)%	(0.40)%	0.02%	0.17%
Return on average equity(4)	13.76%	(4.20)%	(6.77)%	0.31%	3.32%
Stockholders' equity to total assets	2.04%	1.81%	4.56%	7.28%	5.1%
Stockholders’ equity to loans outstanding (5)	2.59%	2.25%	5.94%	10.79%	6.13%
Loan Portfolio:
Principal funded during period	$40,285,035	$37,727,240	$12,841,741	$6,875,053	$7,168,744
Principal received during period	$26,060,326	$16,733,748	$8,005,490	$6,970,257	$3,730,793
Average interest rate for period	11.05%	10.66%	10.89%	10.74%	11.00%
Loan charge-offs as a percent of total portfolio at end of period	0.46%	0.35%	1.38%	0.75%	0.94%
Investor Notes Payable:
Sale of notes during period	$106,101,789	$120,110,831	$49,008,102	$26,630,166	$22,926,619
Redemption of notes during period	$95,933,794	$96,630,099	$44,786,895	$24,697,770	$18,681,654
Average interest expense rate	6.53%	6.03%	5.69%	6.0%	6.40%

(1)	Consists of the sum of the following: Accrued interest receivable, prepaid expenses, other receivables, investments—other, property and equipment-net, and other assets.

(2)	Consists of the sum of the following: other borrowings, accounts payable and accrued payroll liabilities, long-term lease liability, and escrows and security deposits.

(3)	Using average of beginning and ending balances for assets, and earnings for period (annualized).

(4)	Using average of beginning and ending balances for equity, and earnings for period (annualized).

(5)	Using year-end totals.

Comparison of Financial Condition at December 31, 2006 and 2005

Assets. Total assets increased $12.56 million, or 24.74% to $63.33 million at December 31, 2006, from $50.77 million at December 31, 2005. The size of the gross loan portfolio increased to $54.70 million from $40.68 million.

As of December 31, 2006 and 2005, non-accrual loans totaled $651,895 and $836,390, respectively. The decrease of $184,495 was due to the foreclosure of $342,137 in non-accrual loans and the subsequent transfer of these properties to other real estate owned where they are being actively marketed for sale.

Information related to non-performing assets and accruing past due loans are as follows:

	2006	2005
Non-accrual loans	$651,895	$836,390
Foreclosed real estate held for sale	325,223	180,302
Total non-performing assets	$977,118	$1,016,692

Ratio of non-performing assets to:
Total loans and foreclosed assets	1.78%	2.49%
Total assets	1.54%	2.01%

Loans 90 days or more past due and still accruing interest	$1,748,342	$1,625,356

Ratio of loans 90 days or more past due and still accruing to:
Total loans	3.19%	4.00%
Total assets	2.76%	3.21%

As of December 31, 2006 and 2005, there were loans of $1,748,342 and $1,625,356, respectively, more than ninety days past due on the books of the Company that continue to earn interest. These loans are well collateralized and the borrowers, in most cases, are making scheduled payments.

Liabilities. Total liabilities increased $12.05 million, or 24.16% to $61.91 million at December 31, 2006, from $49.86 million at December 31, 2005. The increase was largely the result of the sale of additional investor Notes in the first part of 2006 and subsequent additions of accrued interest on the existing deposit accounts.

Equity. Total stockholders' equity increased to $1,418,314 or 55% in 2006 from $914,807 in 2005 due to the current year net income, the additional sale and granting of our common stock and the increase in market value of our bond investments.

Comparison of Operating Results for Years ended December 31, 2006 and 2005

The average yield earned on loans receivable increased to 11.05% in 2006 from 10.66% in 2005. The increase was due primarily to a general rise in interest rates during the year as a result of actions by the Federal Reserve.

The average rate paid on investor Notes increased to 6.53% in 2006 from 6.03% in 2005. The net result was a slight decrease in net interest rate spread, which was 4.52% for 2006 as compared to 4.63% in 2005.

Net Income (Loss). Net income for the year ended December 31, 2006 was $160,568 compared to a net loss of ($44,315) for the year ended December 31, 2005. The resulting profitability in 2006 was primarily due to net interest income increasing by $0.98 million even though we had non-interest loss of $0.08 million whereas we had non-interest income of $0.1 million in 2005.

Interest Income. Total interest income was $6.14 million in 2006 compared to $3.53 million in 2005. The additional interest income resulted primarily from the growth in our loan portfolio. The interest income for all periods includes point and fee income, interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $4.04 million in 2006, an increase from $2.41 million for 2005. The additional expense resulted from a modest increase in investor notes outstanding during the period combined with an increase in the average rate paid on investor accounts to 6.53% in 2006 from 6.03% in 2005. The interest expense includes fees paid to broker-dealers.

Provision for Loan Losses. The provision for loan losses was $312,858 in 2006 and $251,048 in 2005. At year-end our non-accrual loans were $651,895 in 2006 and $836,390 in 2005 and our foreclosed real estate held for sale was $325,223 and $180,302, at those same respective dates. Our allowance for loan losses was $452,154 at the end of 2006 and $369,791 at the end of 2005. Relative to loan write-offs in 2006 of $230,495, our provision for loan losses of $312,858 [this does not match up] is about 136% of our write-offs.

Non-Interest Income. We had a non-interest loss of ($78,307) in 2006 and non-interest income of $101,078 in 2005. The loss in 2006 was principally the result of losses of ($156,482) from the sale of foreclosed properties.

Non-Interest Expense. Non-interest expense increased to $1,550,840 in 2006 from $1,016,039 in 2005. The increase was the result of increased salary expense, professional fees, real estate maintenance associated with foreclosed properties and increased office rent due to expanded facilities.

Income Taxes. KH Funding has elected to be treated as a Subchapter S corporation under the Internal Revenue Code and accordingly no income tax items appear in the financial statements. An S Corporation is an IRS tax classification for a domestically owned corporation with no more than 100 owners who have elected to pay taxes under Subchapter S of the Internal Revenue Code. An S corporation receives the protection of the corporate form, but is taxed like a partnership; it is exempt from the corporate income tax, but its profits flow directly to the stockholders, where they are taxed as personal income.

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

The table below illustrates the sales of investor Notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2002	$22,926,619	$18,681,654	81.47%
2003	$26,630,166	$24,697,770	92.74%
2004	$49,008,102	$44,786,895	91.39%
2005	$120,110,831	$96,630,099	80.37%
2006	$106,101,789	$95,933,794	90.42%

The maturities of investor Notes at December 31, 2006 are as follows:

Year Ending December 31,
2007 (includes one-day and 30-day demand notes)	$46,996,606
2008	4,891,487
2009	3,847,874
2010	2,348,143
2011	3,824,606
2012	28,608
Subtotal	$61,937,324
Unamortized brokerage costs	(162,981)
Total investor Notes, net	$61,774,343

Investor Notes. Management believes that the risk of not being able to fund redemption requests only exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of a Note, the funds for redemption are immediately available. Of course, part of our investment strategy is to invest proceeds of Note sales into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately. Only holders of one-day demand Notes can ask for funds sooner than 30 days, and we make an effort to keep funds available for these requests. Only holders of 30-day demand Notes can ask for funds sooner than 90 days, and if the funds will not be available within 30 days, we will sell some of our mortgage loans to obtain the funds available to meet redemptions from these Note holders. All other types of notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans in bulk to fund redemption requests from note holders. However, there is no assurance that such transactions will occur

The Company strives to maintain sufficient liquidity to meet all redemption requests. We normally hold 5% to 20% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes. This amount has historically been sufficient for us to meet our obligations. Also management believes that if required, we would be able to sell loans within 30 days to raise cash to meet redemption requests from 30-day demand Notes or within 90 days to meet early redemption requests from fixed term Note holders. Management believes that a portion of our loans could be sold to meet liquidity demands, if necessary.

Historically, redemption by holders of one-day demand Notes will not exceed 10% of one-day demand Notes balances on any given day or 30% of one-day demand Notes balances over any period of two weeks, and we maintain immediately available funds for such expected requests. For example, at December 31, 2006, we had outstanding $ 14.31 million of one-day demand Notes and $ 4.40 million in cash and cash equivalents. At December 31, 2005, we had outstanding $10.11 million of One Day Demand Notes and $6.58 million in cash and cash equivalents. In each instance, we had more funds available than necessary to fund historical levels of redemption requests.

30-Day Demand Notes. If there are not funds readily available to meet redemption requests from holders of 30-day demand Notes, we can sell some of our marketable securities or mortgage loans to have the funds available to meet requests for funds from holders of these Notes within 30 days. For example, in recent years we increased our holdings of marketable securities because they offered an attractive rate and complemented our investment strategy. The holders provided us with advance notice of their forthcoming redemption requests and we were able to sell some of our holdings of marketable securities in order to cover the requests. At present, we are not actively investing in marketable securities because their rates have remained constant, while the Federal-Funds Target Rate has increased, therefore reducing the margin and making them a less attractive investment option. We expect to begin investing in marketable securities again when corporate bond rates increase, but in the meantime, we are investing more in lower yielding loans that can be sold quickly.

Because we are buying and originating more loans that are readily saleable, we can keep less cash on hand but nevertheless have the ability to sell these loans and increase our cash position. At December 31, 2006 we held more than $9.0 million in loans that could be sold within a short period of time.

One Year, Three Year and Five Year Fixed Term Notes. All One, Three and Five Year Fixed Term Notes are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. This provides us ample notice for redemptions and, if necessary, we can sell loans individually or in bulk to fund requests from holders of these Notes. For example, at December 31, 2006, we held $38.94 million in first trust residential and commercial property loans that could be sold in part, to a participant bank, or in whole, to other lenders. Further, we held $4.10 million in business line-of-credit loans and second trust loans which earn higher yields than the first trust loans and can also be sold, although they generally take longer to sell and are normally sold at a discount. The estimated market value of these loans exceeds the outstanding balance of One Day Demand and Thirty Day Demand Notes, under which the investor could request redemption at December 31, 2006 of $ 31.92 million. See Note D of the Notes to our Financial Statements included in Item 7 of this Report.

Plan to Raise Additional Funds. We intend to continue to expand our operations through future public offerings of investor Notes marketed by us and select, contracted broker-dealers and from the private placement of our capital stock. We also intend to increase our capital level as a percent of total assets through the private sale of stock from time-to-time. However, there is no assurance that such transactions will occur.

We also expect that we will be able to attract more investors who are interested in our longer-term fixed rate notes. We are now offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a longer-term nature, which complements our preferred mode of investing.

Use of Proceeds. Net proceeds from Note offerings received by us in prior years have been used to fund new loans. However, rather than directly originating new loans, in the last five years we have purchased ever-larger portions of loans that have been added to our portfolio and are now purchasing approximately 80% of our new loans. We will continue to expand this wholesale component of our operations and have it be a major part of our loan acquisition strategy.

We anticipate that our operations will shift to acquiring larger percentages of our loans at the wholesale level rather than interacting directly in the loan origination activities. This increased wholesale component will enable us to expand our operations and increase our net profit with a limited amount of additional personal and expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component in our operations.

We intend to purchase more liquid, marketable loans and to increase the volume of loans we purchase. To increase our investment and portfolio activity, we plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Redemption of Notes. As disclosed under Item 1 “Business─Risk Factors,” we recently exercised our right to make a mandatory call of Notes from certain holders of Notes that are residents of states in which our offering was not currently registered or otherwise may not have been qualified under those states’ blue sky laws. Accordingly, we redeemed a total of $1.47 million in principal and interest amounts of Notes during late December 2006 and early January 2007. We have also offered to redeem Notes from holders in certain other states who hold an aggregate of $3.58 million in principal and interest amounts of Notes. Our offer to redeem Notes may only be declined by persons who are accredited investors that purchased a significant amount of investor Notes. The Company anticipates that it will redeem approximately $450,000 in principal amount of investor Notes from holders who do not qualify to decline the redemption offer in April 2007. We also anticipate that a small number of accredited investors who hold approximately $3.1 million of investor Notes, most of whom are affiliates of the Company or existing Note holders, will not elect rescission and will retain their investor Notes. We intend to use existing cash resources and principal and interest payments on our loan portfolio to satisfy any redemption requests and do not believe that we will need to liquidate any of our mortgage loan portfolio.

Add discussion of cash flows from operating, investing and financing activities. See investing cash flows: “purchase of marketable securities” as adding cash?: discuss payments related to OREO of almost $500K

Our principal sources of immediate liquidity are from cash and available for sale investments. Overall our cash dropped from by $2.8 million during 2006 while it increased by $3.9 million in 2005. As can be seen from our statement of cash flows the primary source of our funds received in 2006 and 2005 were from issuing our investor Notes. We received $106 and $120 million from issuing investor Notes, while we paid $96 and $97 million in Note redemptions, a comparable amount, in 2006 and 2005, respectively. The overall comparative drop in the amount of cash we received from this source was because of the fact that we sold investor notes in most of 2005 whereas because of the expiration of our public offering registration of our investor Notes, we generally only sold our Notes for the first four months of 2006.

Known Trends, Events or Uncertainties

Impact of Inflation and Interest Rates - Our financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans made by KH Funding to its borrowers. Unlike typical industrial companies, nearly all the assets and liabilities of KH Funding are monetary in nature. As a result, interest rates have a greater impact on KH Funding's financial performance than the effects of inflation generally have on the typical industrial companies.

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

Allowance for Loan Losses. We periodically evaluate the adequacy of the allowance for loan losses based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While we use information available in establishing the allowance for loan losses, evaluation or assessments are inherently subjective and future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard will have no impact on its financial condition or results of operation.

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

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction. The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity. Management believes the adoption of SAB No. 108 and SFAS No. 154 do not have a material impact on its financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KH Funding Company
Silver Spring, Maryland

We have audited the accompanying balance sheets of KH Funding Company (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KH Funding Company as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
April 4, 2007

KH Funding Company

Balance Sheets as of December 31,

	2006	2005

Assets
Cash	$3,823,013	$6,579,242
Investments available for sale
Marketable securities - at fair value	581,149	598,609
Other	50,872	50,872
Loans, less allowance for loan losses of (2006) $452,154 and (2005) $369,791	54,704,020	40,678,941
Accrued interest receivable	1,961,683	1,405,424
Other receivables	611,397	126,269
Prepaid expenses	294,496	374,762
Property and equipment-net	143,419	137,623
Real estate owned
Rental property	814,441	622,513
Held for sale	325,223	180,302
Other assets	15,988	15,988
Total Assets	$63,325,701	$50,770,545

Liabilities and Stockholders' Equity

Liabilities
Notes and accrued interest payable	$61,774,343	$49,681,335
Accounts payable and accrued expenses	21,980	2,730
Escrows and security deposits	111,064	171,673
Total Liabilities	61,907,387	49,855,738

Stockholders' Equity
Common stock (5,000,000 shares authorized; 2,726,951 shares (2006) and 2,555,556 shares (2005), issued and outstanding; $0.01 par value)	27,269	25,556
Paid-in capital	1,879,783	1,603,852
Accumulated deficit	(269,120)	(429,688)
Subscription note receivable	(185,450)	(185,450)
Accumulated other comprehensive loss	(34,168)	(99,463)
Total Stockholders' Equity	1,418,314	914,807

Total Liabilities and Stockholders' Equity	$63,325,701	$50,770,545

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Operations for the years ended December 31,

	2006	2005

Interest Income
Interest and fees on loans	$5,983,972	$3,389,674
Interest on bank accounts	129,314	113,380
Interest on investments-marketable securities	30,966	31,000
Total interest income	6,144,252	3,534,054

Interest Expense
Interest and fees on notes	4,041,679	2,400,423
Interest on participation loans	-	11,937
Total interest expense	4,041,679	2,412,360

Net interest income	2,102,573	1,121,694

Provision for Loan Losses	312,858	251,048

Net interest income after provision for loan losses	1,789,715	870,646

Non-interest (Loss) Income
Rental income	55,822	58,549
(Loss) gain on sale of real estate owned	(156,482)	72,194
Gain on sale of property and equipment	2,500	-
Recognized loss on impairment of securities	-	(50,000)
Other	19,853	20,335
Total non-interest (loss) income	(78,307)	101,078

Non-interest Expense
Salaries and wages	450,970	326,602
Professional fees	218,541	131,135
Offering costs	223,697	199,121
Administration	112,946	94,923
Real estate maintenance	232,407	50,385
Insurance	75,739	62,395
Depreciation	59,062	50,387
Rent	118,359	53,327
Other	59,119	47,764
Total non-interest expense	1,550,840	1,016,039

Net Income (Loss)	$160,568	$(44,315)

Basic earnings (loss) per share	$0.06	$(0.02)
Diluted earnings (loss) per share	$0.06	$(0.02)
Cash dividends paid per common share	$0.08	$0.10

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Changes in Stockholders' Equity
For the years ended December 31, 2006 and 2005

	Common Stock		Paid-in	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balance at January 1, 2005	2,505,556	$25,056	$1,750,443	$(385,373)	$(185,450)	$(8,824)	$1,195,852

Stock Options Exercised	50,000	500	99,500				100,000

Dividends Declared $.10 per share			(246,091)				(246,091)

Comprehensive Income
Net loss for the year ended December 31, 2005				(44,315)			(44,315)
Change in fair value of investments						(90,639)	(90,639)

Total Comprehensive Income							(134,954)

Balance at December 31, 2005	2,555,556	25,556	1,603,852	(429,688)	(185,450)	(99,463)	914,807

Stock Redeemed	(3,000)	(30)	(7,170)				(7,200)

Additional Stock Sold	121,495	1,214	363,270				364,484

Stock Options Exercised	40,000	400	79,600				80,000

Stock Issued to Board Members and Employees for Services	12,900	129	38,571				38,700

Stock-based compensation expense			16,000				16,000

Dividends Declared $.08 per share			(214,340)				(214,340)

Comprehensive Income
Net income for the year ended December 31, 2006				160,568			160,568
Change in fair value of investments						65,295	65,295

Total Comprehensive Income							225,863

Balance at December 31, 2006	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Cash Flows
For the years ended December 31,

	2006	2005
Cash from Operating Activities:
Net income (loss)	$160,568	$(44,315)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	59,063	50,387
Amortization of loan fees	(175,234)	(61,873)
Provision for loan losses	312,858	251,048
Share-based compensation expense	54,700	-
Loss (gain) on sale of real estate owned	156,482	(72,194)
Gain on sale of property and equipment	2,500	-
Recognized loss on impairment of investment real estate	155,659	50,000
Recovery of prior loan receivable write-off	-	6,500
Changes in operating assets and liabilities:
Increase in accrued late charges	(22,955)	8,148
Prepaid expenses	(178,135)	39,417
Interest receivable	(550,182)	(545,899)
Interest payable (included in notes payable)	1,960,572	1,317,000
Accounts payable and accrued expenses	19,250	830
Accrued Interest on investments	(6,077)	(6,077)
Prepaid offering costs	258,401	32,616
Deferred loan origination costs	(16,862)	(27,934)
Unamortized brokerage fees	(35,559)	(77,371)
Prepaid loan expenses	(223,314)	(158,361)
Other assets	-	(6,185)
Net Cash provided by Operating Activities	1,931,735	755,737

Cash Flows from Investing Activities:
Principal repayments from borrowers	26,060,326	16,733,748
Loans made to borrowers	(31,651,635)	(33,095,439)
Purchase of loans	(8,633,400)	(4,473,440)
Redemption (purchase) of marketable securities and other investments	82,755	(31,000)
Proceeds from sale of marketable securities and other investments	-	58,000
Payments for other receivables	(440,536)	411,468
Purchase of property and equipment	(44,541)	(129,716)
Proceeds from sale of real estate owned	143,927	266,076
Payments related to real estate owned (purchases and improvements)	(490,598)	(29,128)
Net Cash Used in Investing Activities	(14,973,702)	(20,289,431)

Cash Flow from Financing Activities:
Proceeds from investor notes	106,101,789	120,188,202
Principal payments on investor notes	(95,933,794)	(96,630,099)
Proceeds from sales of common stock	444,484	100,000
Decrease in participation loans	-	(107,248)
Payment of dividends	(214,340)	(246,091)
Redemption of common stock	(7,200)	-
(Decrease) Increase in escrow and security deposits payable	(105,201)	138,327
Net Cash Provided by Financing Activities	10,285,738	23,443,091

Net (Decrease) Increase in Cash	(2,756,229)	3,909,397

Cash Balance, beginning of year	6,579,242	2,669,845
Cash Balance, end of year	$3,823,013	$6,579,242

Supplemental cash flows information:
Interest paid	$2,081,077	$1,095,360
Transfer of loans to other real estate owned	$325,137	$283,460

The accompanying notes are an integral part of these statements.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT POLICIES

Nature of Operation

KH Funding Company (the “Company”) operated as a general partnership from its founding in December 1990 until July 1, 1994, at which date it incorporated. The Company is an authorized mortgage lender in the State of Maryland, and provides lending services in the Washington, DC and Baltimore, MD metropolitan areas, primarily to small businesses and individuals and also purchases mortgage loans nationwide. The lending services the Company provides include originating, buying and selling loans and servicing its loans in house.

Use of Estimates in Preparing Financial Statements

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts have been reclassified in the 2005 financial statements to conform with the 2006 presentation.

Investments Available for Sale

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

Loans Receivable and Allowance for Loan Losses

Loans receivable are stated as unpaid principal balance net of any discounts, premiums, unamortized deferred fees and payments in process, less the allowance for loan losses.

Interest income from loans receivable is recognized using the interest method whereby interest income is recognized based upon the effective rate based upon outstanding principal. Loan origination fees received from borrowers are deferred and amortized into income over the established average life of related loan under a method which approximates the effective interest rate method. Loan premiums and discounts are also amortized into interest income under the same method.

The Company pays fees to third parties in connection with the acquisition of loans. These costs are amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

The Company incurs direct loan origination costs in its direct lending activities. It also incurs direct costs when it acquires loans. These direct costs are capitalized and amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method.

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

The allowance for loan losses is the result of an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allowance consists of a specifically allocated component and a general unallocated component.

The specific allowances are established in cases in which management has identified significant conditions or circumstances related to a loan that leads management to believe the probability that a loss may be incurred in an amount different from the amount determined by general allowance calculation described below.

The general unallocated component of the allowance is calculated by applying loss factors to corresponding categories of outstanding homogenous loans in an attempt to reduce the difference between estimated losses inherent in the portfolio and observed losses. The Company originates loans for various loan categories to include 1st Trust Real Estate, 2nd Trust Real Estate, Investment, Business Assets, etc. Each category has a specific percentage loss history for the past 5 years. Based on this percentage loss history, the Company sets aside a similar percentage for the current balance of loans by category. These percentages, quantified in dollar amounts, comprise our general allowance for loan losses. Environmental factors are also considered in the calculation but are not a material component of the allowance.

Loans that are delinquent for more than three months are evaluated for collectibility and placed in non-accrual status when management determines that future earnings on that loan may be impaired. While in non-accrual status, collections on loans, if any, are recorded as collection of loan principal and no interest is recorded.

Impaired Loans and Allowance for Loan Losses

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired if it is probable that the company will not collect all principal and interest payments according to the loan's contractual terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan's effective interest rate, or the loan's observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of three to 30 years, primarily using the straight-line method for financial statement purposes.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

Real Estate Owned

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase and is initially recorded at the lower of cost or fair market value at the date of acquisition. In order to determine the fair value, we obtain an opinion of value from a licensed real estate professional. Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to hold, rent or to sell the property on a case-by-case basis. Buildings for rental property are depreciated over 30.5 years. Real estate owned which is held for sale is not depreciated. Impairment changes are recognized when the fair value of the property falls below its carrying value.

Notes Payable

We offer several different types of notes payable to our customers. Some notes are sold directly to note holders and many are sold through brokers. The Company pays brokerage fees which it capitalizes and amortizes into interest expense over the life of related notes.

Income Taxes

The Company has elected under Subchapter S of the Internal Revenue Code to be treated as an S Corporation for tax purposes, and accordingly, items of income and loss are taxed to the shareholders. Therefore, no provision for income taxes is necessary in the financial statements.

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For this calculation the effect of 150,000 and 361,250 options have been excluded for 2006 and 2005, respectively, as their effect is antidilutive.

	Year Ended December 31,
	2006	2005
Basic:
Net income (loss) (attributable to common stock)	$160,568	$(44,315)
Average common shares outstanding	2,684,454	2,505,693
Basic earnings (loss) per share	$0.06	$(0.02)

Diluted:
Net income (loss) (attributable to common stock)	$160,568	$(44,315)
Average common shares outstanding	2,684,454	2,505,693
Dilutive effect of stock options	101,892	-
Average common shares outstanding - diluted	2,786,346	2,505,693
Diluted earnings (loss) per share	$0.06	$(0.02)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the prospective method as the standard. Because the Company’s shares are not publicly traded, we used the Minimum Value Method to value our stock-based compensation. Under that method, we will recognize as compensation expense over the service (or vesting) period of the grantees. In addition, at January 1, 2006, the adoption date of SFAS 123(R), the Company had no unvested options outstanding.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 to options granted under the Company's stock option plan for the year ended December 31, 2005. For the purposes of this pro forma disclosure, the value of the options was estimated using the Minimum Value Method assuming a risk-free rate of 3.75%, a 5-year expected life, and a dividend payout of $0.08 per year paid quarterly. A volatility value of zero was used as the Company's shares are not publicly listed or traded.

Year Ended December 31, 2005

Net loss, as reported	$(44,315)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(55,046)

Pro forma net loss	$(99,361)

Loss per common share:
Basic - as reported	$(0.02)
Basic - pro forma	$(0.04)
Diluted - as reported	$(0.02)
Diluted - pro forma	$(0.04)

Comprehensive Income

Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE B—INVESTMENT SECURITIES - AVAILABLE FOR SALE

Investment securities available for sale consists of the following at December 31:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate Bonds	$615,317	$-	$(34,168)	$581,149
Other	-	-	-	-

Totals	$615,317	$-	$(34,168)	$581,149

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate Bonds	$623,351	$-	$(99,463)	$523,888
Other	74,721	-	-	74,721

Totals	$698,072	$-	$(99,463)	$598,609

All of the corporate bonds outstanding at December 31, 2006 mature in between one and five years.

Securities with unrealized losses, segregated by length of impairment at December 31, 2006 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate Bonds	$-	$-	$581,149	$34,168	$581,149	$34,168
Other	-	-	-	-	-	-

Totals	$-	$-	$581,149	$34,168	$581,149	$34,168

Declines in the fair value of available-for-sale securities below their cost are not deemed to be other than temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Given all of these factors we have determined that the loss on these above corporate bonds, those of two fortune 500 industrial companies, are temporary in nature because of the quality of the bonds and the our ability and internt to hold the investments to recover in fair market value.

No marketable securities were sold in either the year ended December 31, 2006 or 2005.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE C—OTHER INVESTMENTS

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

During 2005, the Company determined that one of these investments was worthless and recognized an impairment loss of $50,000. In 2005 there was a partial-redemption of the only remaining investment in the amount of $58,000.

The carrying value of Other Investments, consisting of one investment, was $50,872 at December 31, 2006 and 2005.

NOTE D—LOANS RECEIVABLE

Loans receivable consist of 220 collateralized loans and 9 uncollateralized loans for 2006 and 244 collateralized loans and 9 uncollateralized loans for 2005. The loans receivable originate from various individuals and businesses ranging in balance from $599 to $2,718,081 for 2006 and $501 to $2,600,000 for 2005, bearing interest rates ranging from 3.99 percent to 24 percent in 2006 and from 1.5 percent to 24 percent in 2005, with a weighted-average yield of 11.05 percent and 10.66 percent, respectively. Uncollateralized loans constitute approximately 0.4 percent and 0.8 percent of the gross loan value at December 31, 2006 and 2005, respectively.

Loan origination fees received from borrowers are deferred and amortized into interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. The unamortized loan origination fees, which are included as a reduction to loans receivable balance, were $180,388 and $154,530 at December 31, 2006 and 2005, respectively.

The Company pays fees to third parties in connection with the acquisition of loans. These costs are amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. The costs which were unamortized were $388,089 and $164,774 at December 31, 2006 and 2005, respectively.

The Company incurs direct loan origination costs in its lending activities. These costs are capitalized and amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. Unamortized direct loan origination costs were $44,796 and $27,934 at December 31, 2006 and 2005, respectively.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

Loans Receivable by Collateral Type

The Company's loans receivable portfolio consists of the following by type of loans at December 31:

	2006	2005
Primary Collateral Type	Amount	Amount

Residential Real Estate First Trust	$15,403,919	$6,801,401
Business Assets and Commercial Real Estate First Trust	2,948,930	5,159,408
Residential Investment Property First Trust	33,023,531	24,557,184
Residential Real Estate Second Trust	1,153,487	2,103,760
Other Assets (Auto, Stock)	1,978,712	2,035,215
Other Loans (Over Equity, Medical and Unsecured)	407,751	441,843
Total loans receivable, gross	54,916,330	41,098,810

Unearned fees and other	239,844	(50,078)
Less allowance for loan losses	(452,154)	(369,791)
Total loans receivable, net	$54,704,020	$40,678,941

Maturities as of December 31, 2006, are as follows:

Year Ending December 31,
2007	$30,045,844
2008	5,848,375
2009	1,737,354
2010	2,363,101
2011	4,164,850
2012 and thereafter	10,756,806
Total loans receivable, gross	$54,916,330

The fair value of the gross loans receivable is estimated to be $54,885,547 and $40,998,847 at December 31, 2006 and 2005, respectively. These estimates are based on discounted cash flows using the year end average interest for loans, assuming a mid-year pay-off of such loan in the year due.

At December 31, 2006 the Company had outstanding loan balances to one borrower and its affiliated entities of $8,682,933 which represented 15.87% of loans outstanding at that date. Management believes that this concentration is adequately collateralized with first deeds of trust on related real estate.

We issue lines-of-credit or draw-type loans. At December 31, 2006 we had $16.3 million in loans of this type. The unused or unfunded amount on these types of loans totaled $3.42 million at that date. This amount represents approved loan dollars which borrowers may use at their discreation.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

Analysis of Loan Loss Reserves

Analysis of the allowance for loan loss is as follows:

Year Ending December 31,	2006	2005
Beginning balance	$369,791	$233,311
Provision for loan losses	312,858	251,048
Loans charged off	(230,495)	(121,068)
Recovery of loans previously charged off	-	6,500
Ending balance	$452,154	$369,791

Loans in non-accrual status totaled $651,895 and $836,390 at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, the Company had loans of $1,748,342 and $1,625,356, respectively, which were more than ninety days late and for which the Company continues to accrue interest. The Company has collateral for these loans and management believes that both the principal and the related accrued interest is collectible.

	12/31/06	12/31/05
Total recorded investment in impaired loans at the end of the period	$651,895	$836,390
Amount of that recorded investment for which there is a related allowance for credit losses	$631,289	$836,390
Amount of related allowance for credit losses associated with such investment	$285,316	$228,493
Amount of that recorded investment for which there is no related allowance for credit losses	$20,606	$-

	12/31/06	12/31/05
The average recorded investment in impaired loans during the period	$744,142	$709,871
The related amount of interest income recognized within that period when the loans were impaired	$-	$-
The amount of income recognized using a cash basis during the time within that period that the loan was impaired	$-	$-

NOTE E—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2006	2005
Furniture and equipment	$84,335	$82,302
Automobiles	26,671	27,074
Computer software	93,979	80,642
Leasehold improvements	18,813	18,813
	223,798	208,831
Less: Accumulated depreciation	80,379	71,208
Property and equipment - net	$143,419	$137,623

Depreciation expense related to property and equipment for the years ended December 31, 2006 and 2005, totaled $36,245 and $25,848, respectively.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE F—REAL ESTATE OWNED

Real estate owned currently consists of rental and held for sale real estate.

	2006	2005
Rental property:
Buildings	$550,686	$625,301
Less: Accumulated Depreciation	46,375	70,538
	504,311	554,763
Land-rental property	310,130	67,750
Total rental	$814,441	$622,513
Held for Sale:
Buildings	$264,473	$155,302
Land	60,750	25,000
Total held for sale	$325,223	$180,302

Depreciation expense related to rental property for the years ended December 31, 2006 and 2005, totaled $22,817 and $24,539, respectively.

NOTE G—NOTES PAYABLE, INTEREST EXPENSE AND TYPES OF NOTES

Information related to notes payable at December 31, 2006 and 2005 is as follows:

	2006	2005
Number of notes payable	1,876	1,310
Highest balance	$1,997,804	$3,589,022
Lowest balance	$8	$2
Lowest interest rate	4.00%	4.00%
Highest interest rate	9.15%	9.25%
Weighted average interest rate	6.53%	6.03%
Number of accounts greater than $100,000	137	104
Value of accounts over $100,000	$33,732,440	$27,960,681

The carrying values of the notes payable approximate their fair value.

Year Ending December 31,
2007	$46,996,606
2008	4,891,487
2009	3,847,874
2010	2,348,143
2011	3,824,606
2012	28,608
Subtotal	$61,937,324
Unamortized brokerage costs	(162,981)
Total Notes and accrued interest payable	$61,774,343

The maturity date is considered to be the date on which the note first becomes a demand note. Included in the due in 2007 category is $14,175,245 on one-day demand accounts, which the creditor can immediately withdraw and $17,671,598 that requires a 30-day notice before withdrawal can be made.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

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

As of December 31, 2006, notes payable outstanding by class of securities is as follows:

Series II	Privately issued subordinated debt	$3,480,015
Series III	Publicly issued senior debt	51,651,444
Series IV	Publicly issued subordinated debt	6,805,865
Subtotal		61,937,324
Unamortized brokerage costs		(162,981)
Total Notes and accrued interest payable		$61,774,343

The Company's notes are sold directly to note holders and also through brokers. For those notes sold through brokers the Company pays brokerage fees which it capitalizes and amortizes into interest expense over the life of the related notes. The unamortized brokerage costs were $162,981 and $127,421 at December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006 and 2005, interest expense totaled $4,041,679 and $2,412,360, respectively, and interest paid totaled $2,081,077 and $1,095,360, (these do not agree to c/f stmt.) respectively.

NOTE H—RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

•
Included in loans receivable at December 31, 2006 and 2005, are 14 notes and 11 notes totaling $9,571,428 and $4,274,751, respectively, from officers, stockholders and a company controlled by an stockholder. The interest rates on these notes range between 5.99% and 12.5%.

•
Included in the notes payable at December 31, 2006 and 2005, are 63 and 59 notes totaling $7,421,423 and $5,935,165, respectively, which are held by officers and shareholders. These notes were all issued at the rate in effect for the applicable term selected as of the date each note was issued.

•
There is a loan of $185,450, shown in the equity section of the Balance Sheet as a contra-equity, made to the Company's CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is 7%. The stock has a book value of about $52,000 and a fair value of about $300,000 as of December 31, 2006. At December 31, 2006 and 2005, there was no accrued interest receivable on this loan.

All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

Included in the notes receivable listed above are five loans in the amount of $8.46 million to a trust for the benefit of a significant shareholder. These loans were made during the year ended December 31, 2006. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain the real property(ies) (or components thereof), the KH Funding is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the KH Funding in advance. During the year ended December 31, 2006, the Company recognized $80,445 in additional interest from the above loan features. KH Funding recognizes such additional interest earned through variable up-side loan features only when the additional interest is collected.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE I—WARRANTS, OPTIONS AND OTHER STOCK ISSUED

Stock Option Plans

The Company has granted stock options to employees, shareholders and board members. Prior to 2006 all options granted vested on the day they were granted. All options granted in 2006 were issued under the 2005 Equity Incentive Plan. These options, which are incentive stock options, vest over three years in three equal annual installments.

During fiscal year 2000, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share in connection with the issuance of a note payable. These options were exercised in 2005. During 2005, the Company granted options to purchase 100,000 shares of common stock at $2.25 per share. In 2006, 100,000 options to purchase common stock were issued at $3.00 per share and 50,000 options were issued at $3.30 per share. In 2006 40,000 previously issued options were exercised at $2.00 per share having an intrinsic value of $40,000 at that time. The following depicts option activity for the years ended December 31, 2006 and 2005:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2005	311,250	$2.00
Options granted-2005	100,000	2.25
Options expired-2005	-	-
Options exercised-2005	(50,000)	2.00
Options outstanding at December 31, 2005	361,250	2.07	$335,963
Options granted-2006	150,000	3.10	-
Options expired-2006	-	-	-
Options exercised-2006	(40,000)	2.00	$40,000
Options outstanding at December 31, 2006	471,250	$2.40	$282,750

At December 31, 2006 321,250 of the Company's outstanding options were exercisable. The weighted average exercise price of these options is $2.08 and the weighted average remaining contractual life in years is 2.45. The remaining 150,000 stock options vest over a period of three years and are fully vested at July 10, 2009. The combined weighted average exercise price for the total 471,250 options outstanding at December 31, 2006 was $2.40. One hundred fifty thousand options were granted under the 2005 Incentive Stock Option Plan. All of the other options outstanding were granted outside of any shareholder approved Stock Option Plan of the Company.

A summary of stock options outstanding and exercisable at December 31, 2006 by exercise price is as follows:

		Weighted Average
		Remaining
	Number	Contractual Life	Number
Exercise Price	Outstanding	( in years)	Exercisable
$2.00	221,250	2.12	221,250
$2.25	100,000	3.06	100,000
$3.00	100,000	4.54	-
$3.30	50,000	4.54	-
	471,250		321,250

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

The weighted fair value of options granted during December 31, 2006 and 2005 was $0.61 and $0.55, respectively.

The fair value of options granted was calculated using the Black-Scholes option pricing model. A total of 150,000 options, which vest ratably each year over a 3 year period, were granted to employees in the year ended December 31, 2006. These options gave rise to a $16,000 charge to income in 2006. The amount of approximately $75,000 in future compensation costs for options outstanding will need to be recognized as these options vest in future periods. The weighted average and other assumptions used in the Black-Scholes model were during the three and nine month periods ending September 30, 2006 were as follows:

Dividend yield	2.67%
Weighted average volatility	22.4%
Weighted average risk-free interest rate	5.03%
Weighted average expected life in years	5 years

The value of stock granted to employees and also to non-independent board members (for their board service).for the year ended December 31, 2006 totaled $38,700, or $18,600 and 20,100, respectively.

NOTE J—NONLOAN COMMITMENTS AND CONTINGENCIES

Lease Commitment

In October 2005, the Company expanded its office facilities to approximately twice the original size. A new 10-year lease, which will expire October 31, 2015, was signed at that time. The following is a schedule by years of approximate future minimum payments under the lease as of December 31, 2006:

Year Ending December 31,
2007	$98,488
2008	102,426
2009	106,522
2010	110,784
2011	115,208
Thereafter	485,602
Total	$1,019,030

Rent expense under operating leases totaled $118,359 and $53,327 for the years ended December 31, 2006 and 2005, respectively.

NOTE K—LOAN PARTICIPATION AND LOAN COMMITMENTS

While the Company had some participation loan activity during 2005, it had none during 2006.

Credit commitments are agreements make loans to borrowers in the ordinary course of business. We do not have such agreements. However, we do make line-of-credit type loans which enable borrowers to draw down on their approved loan as needed. At December 31, 2006 we had $16.3 million in loans of this type. Loans of this type had unused or unfunded approved amount of $3.42 million at that date.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

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

Year Ending December 31,	2006	2005
Total Assets under Trust	$7,785,921	$5,417,337
Portion of Assets Invested in KH Funding Notes Payable	$7,206,921	$5,342,337
Portion of Assets Invested in Outside Investments	$579,000	$75,000

NOTE L—LOAN CONCENTRATIONS

The Company makes loans to a number of different business and individuals; however, it does have a concentration of loans either directly with or indirectly with two of its shareholders. The Company has approximately $8.68 million or 15% of its loans and interest receivable directly or indirectly with one shareholder or entities owned at least to some extent by that shareholder at December 31, 2006. The Company also purchases loans from a company owned by another one of its shareholders. Approximately $11.80 million or 21% of the Company’s loans and interest receivable are loans of this type at December 31, 2006. As is mentioned in note H - Related Party Transactions, the above loans were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions.

ITEM 7.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 7B.	CONTROLS AND PROCEDURES

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

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2006 and 2005

Changes in Internal Controls. No change in our internal control over financial reporting occurred during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 7C. OTHER INFORMATION

None.

PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. The following is the name, age and position of each of our current directors and executive officers as of December 31, 2006:

Name	Age	Position(s)
Robert L. Harris	57	Chief Executive Officer, President and Director
Louise B. Sehman	72	Secretary
James E. Parker	58	Chief Financial Officer
Ronald L. Nicholson	52	Vice President - Accounts and Loan Administration
Martin Angeli	43	Senior Vice President - Sales
Jack H. Breskow*	77	Director
Dr. Mervyn Feldman*	72	Director
Alvin Shapiro*	75	Director
Jeremiah P. Connor*	67	Director

* Asterisks denote individuals who we believe are "independent directors" as that term is defined by the listing standards of the American Stock Exchange.

Robert L. Harris was a founder of KH Funding Company in 1990 when he also began his service as Managing General Partner and then President. He has been the President, Chief Executive Officer and a director of KH Funding since its incorporation in 1994. Prior to founding KH Funding, Mr. Harris owned and operated businesses and managed commercial and corporate real estate for various firms in Maryland. He attended the Citadel Military College and Montgomery College in the state of Maryland.

Louise B. Sehman joined KH Funding Company in 1992. She currently serves as the Secretary of KH Funding. Ms. Sehman was a payroll supervisor for a convenience store chain before joining us. She attended the University of Maryland. Ms. Sehman retired as Chief Financial Officer and Treasurer effective March 31, 2006.

James E. Parker joined KH Funding Company in 1997. He currently serves as the Chief Financial Officer. Mr. Parker was an assistant controller of a lumber and supply company before joining us. He earned a Bachelor of Science from the University of Maryland. Mr. Parker became Chief Financial Officer effective upon the retirement of Ms. Sehman.

Ronald L. Nicholson joined KH Funding Company in 1996. He currently serves as the Vice President of Accounts and Loan Administration.

Martin Angeli joined KH Funding Company in 2003. He currently serves as the Senior Vice President of National Sales and Broker Dealer relationships. Mr. Angeli has been licensed since 1989 and has extensive experience as an NASD registered representative. He has previously held positions as Vice President at State Bond & Mortgage, Senior Vice President at Smith Barney and Vice President at Oppenheimer & Co. and Merrill Lynch. He attended Simon Bolivar and Metropolitan University in Caracas, Venezuela where he earned a Bachelor in Business Administration.

Jack H. Breskow has served as a director of KH Funding Company since its incorporation in 1994. Mr. Breskow is an executive officer of Jack H. Breskow and Associates, Ltd., which provides business, estate and financial planning services to its clients. He is a Certified Life Underwriter and Accredited Estate Planner.

Dr. Mervyn Feldman has served as a director of KH Funding Company since 1998. Dr. Feldman maintains an active medical practice specializing in podiatry. He attended Wilson Teachers College and the Pennsylvania College of Podiatric Medicine.

Alvin Shapiro has served as a director of KH Funding Company since 2004. Mr. Shapiro is president of an actuarial firm which specializes in small business pension plans. Mr. Shapiro is a stockbroker, has his Series 6 license and has insurance industry designations of CLU and CHFC. Mr. Shapiro has a MBA from John Hopkins University and a Bachelors of Science in Finance from American College.

Jeremiah P. Connor has served as a director of KH Funding Company since 2004. Mr. Connor is currently a partner of Connor & Assoc. CPA's, P.C. Mr. Connor is a Certified Public Accountant with over 35 years of accounting experience. Mr. Connor is a distinguished member of state and national CPA organizations. He graduated with a Bachelor of Commercial Science from Benjamin Franklin University.

We do not have employment agreements with any of our employees. We do not maintain director and officer insurance.

Board of Directors. At December 31, 2006, we had five members of our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

Committee of the Board. The Board of Directors has established one standing committee to assist it in carrying out its responsibilities, namely the Audit Committee. Since we are a privately-held company, we are not required to have either a Nominations or a Compensation Committee.

As a privately-held company with a board consisting of a majority of independent directors, we currently believe that the Board as a whole can adequately fulfill the responsibilities of a nominations and compensation committees. However, should the circumstances change, the Board may form a Nominations Committee and/or Compensation Committee in the future. As of the Record Date the composition and other information regarding the Audit Committee was as follows:

Currently, our independent directors review and approve executive compensation policies and practices, review the salaries and the bonuses of the officers, including the Chief Executive Officer and Chief Financial Officer, and administer our stock option plan and other benefit plans. Our Chief Executive Officer provides input on the salaries of our other executive officers and employees.

Audit Committee.

Number of Members:	Three

Members:	Jeremiah Connor - Chairman, Alvin Shapiro and Robert L. Harris

Number of Meetings in 2006:	Four

Functions:
• Recommends to the Board the independent registered public accounting firm each year and approves the compensation and terms of their engagement

• Examines the scope and extent of the audit conducted by the independent public accountants and to advise the Board with respect thereto

• Reviews the recommendations of the independent public accountants with respect to accounting methods and internal controls, and to advise the Board with respect thereto

• Reviews the annual audit report of our independent accountants and reports of examinations by our regulatory agencies

• Performs such other functions and responsibilities as may be assigned by the Board

Charter	The Audit Committee operates pursuant to a charter that was adopted by the Board in March 2004.

Audit Committee Financial Expert. Rules adopted by the Securities and Exchange Commission (the "SEC") require that we disclose whether our Board of Directors has determined that our Audit Committee includes a member who qualifies as an "audit committee financial expert" as that term is defined in the SEC's rules. To qualify as an audit committee financial expert under the SEC's rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. The Board of Directors has determined that Messrs. Connor and Shapiro are each an "audit committee financial expert" as that term is defined in Item 407 of Regulation S-B and by the listing standards of the American Stock Exchange. Both Messrs. Connor and Shapiro satisfy the independence requirements of the American Stock Exchange.

Code of Ethics. Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer. A copy of our Code of Ethics is posted on our website, www.khfunding.com. In addition, a copy will be provided without charge to any person upon request. Requests for copies of our Code of Ethics should be sent by mail to Corporate Secretary at KH Funding, 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901. Requests may also be made by calling KH Funding Company at (301) 592-8100.

Indemnification of Directors and Officers. Our by-laws provide for the indemnification of our, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay us if it is ultimately determined that any such person should have not been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recoup.

ITEM 9. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the fiscal year ended December 31, 2006 by our Chief Executive Officer. Other than the Chief Executive Officer, no named executive officer earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Robert L. Harris President and Chief Executive Officer and Director	2006	123,900	2,283(3)	4,715	─	130,898___

(1) During the year ended December 31, 2006 Mr. Harris was granted an option to purchase 50,000 shares of our common stock under our 2005 Incentive Stock Option Plan. The options have an exercise price of $3.30 per share, which equaled the estimated fair market value of the shares on the grant date-$3.00- plus a 10% premium . The options vest in three equal annual installments commencing one year after the grant date and expire on July 10, 2011. The amount shown reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) of awards pursuant to the Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in footnote I to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in this Report.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for our named executive officer in the above Summary Compensation Table certain information regarding equity awards outstanding as of December 31, 2006.

	Number of Securities Underlying Unexercised Options
Name	Exercisable (#) (1)	Unexercisable (#) (1)	Option Exercise Price ($)	Option Expiration Date
Robert L. Harris	─	150,000	$3.30	9/30/2009

(1)	[The options shown were granted under 2005 Equity Incentive Plan and become exercisable in three equal annual installments commencing one year after the grant date.

Director Compensation

Non-employee directors received a maximum of either (i) $200 or (ii) an outright grant of 100 shares of the Company's Common Stock, for each Board meeting attended. No additional fees are paid for attendance at any Committee meetings. The Chief Executive is also a director and serves on the board without compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006 as described above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Jack H. Breskow	─	$6,600	$6,600
Dr. Mervyn Feldman	─	$5,100	$5,100
Alvin Shapiro	─	$1,800	$1,800
Jeremiah P. Connor	$1,000	-	$1,000
Jin S. Kim, who resigned in March of 2006	─	$5,100	$5,100
Solomon Kaspi, who resigned in March of 2006	─	$1,500	$1,500

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2007 for:

•	each person who we know owns beneficially more than 5% of our Common Stock,

•	each executive officer,

•	each of our directors, and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Common Stock deemed outstanding includes shares issuable upon exercise of options held by the respective person or group which may be exercised within 60 days after March 15, 2007. Further, such beneficial ownership includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

Our Common Stock is privately held and there is no public trading market for our Common Stock. The addresses for our executive officers and directors are that Funding Company which is 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901.

Name and Position	Number of Shares(1)		Percent of Class
Robert L. Harris, President, CEO and Director	675,000	(1)	22.1%
Jack H. Breskow, Director	39,700	(2)	1.3%
Jeremiah P. Connor, Director	-		-%
Dr. Mervyn Feldman, Director	97,478	(3)	3.2%
Solomon Kaspi, r(6)	500,500		16.4%
Jin S. Kim, (6)	516,700		17.0%
Alvin Shapiro, Director	600		0.0%
Martin Angeli, Senior V.P.	102,300	(4)	3.4%
Doug K. Kelly, (6)	255,005		8.4%
James E. Parker, CFO	11,250	(5)	0.4%
Richard A. Allen , (6)	178,000		5.8%
All Directors and Executive Officers as a Group (7 persons)	926,328	(7)	30.4%

(1)
Includes (i) 465,000 shares of Common Stock held directly (100,000 shares of which secure a loan receivable of $185,450 owed to KH Funding) and (ii) options to purchase 210,000 shares of Common Stock, which are exercisable currently or within 60 days of the table date.

(2)	Includes 37,500 shares of Common Stock held by his wife, Eufrosene Breskow.

(3)	Includes 95,778 shares of Common Stock held with his wife, Harriet Feldman, as tenants by the entirety.

(4)	Includes options to purchase 100,000 shares of Common Stock, which are exercisable currently or within 60 days of the table date.

(5)	Includes options to purchase 11,250 shares of Common Stock, which are exercisable currently or within 60 days of the table date.

(6)	Person(s) can be contacted by mail c/o KH Funding Company, 10801 Lockwood Drive, Suite 370, Silver Spring, MD 20901

(7)	Includes options to purchase 321,250 shares of Common Stock, which are exercisable currently or within 60 days of the table date.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties. As of December 31, 2006, Robert L. Harris, our Chief Executive Officer, was indebted to the Company in the aggregate principal amount of $667,185 as a result of two loans made to Mr. Harris in prior years for purchasing Company stock and one loan in lieu of salary. During the year ended December 31, 2006, Mr. Harris paid all interest due on these loans and a modest amount of principal. These loans were made on substantially the same terms and conditions as those made to unrelated parties, including interest rates, which ranged from 5.99% to 7.50% per annum.

We also sell our investor Notes to related parties in the ordinary course of our business on the same terms as are available to purchasers in our public offering of Notes. At December 31, 2006, there were outstanding $2,912,838 in principal amount of investor Notes held by officers, directors, and holders of 5% or more of our common stock.

At December 31, 2006, there is a loan of $185,450, shown on the Balance Sheet as a contra-equity, due from Robert L. Harris, our Chief Executive Officer, for the purchase of 100,000 shares of our common stock. The interest rate on this loan is 7%. The stock has a book value of about $52,000 as of December 31, 2006. At December 31, 2006, there was no accrued interest receivable on this loan.

We believe that each transaction with a related party was on terms as favorable as could have been obtained from an unrelated party. All transactions between us and any of our directors, executive officers or stockholders known to us to own beneficially more than 5% of our common stock, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%, will be entered into on terms as least as favorable as could be obtained from unaffiliated independent third parties. Such determination is made by our independent directors.

Director Independence. All of our current directors, except for Robert L. Harris, our Chief Executive Officer, are independent as that term is defined by Section 121A of the American Stock Exchange listing standards.

ITEM 12. EXHIBITS

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

10.3	2005 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form SB-2, Registration File No. 333-1241155)

10.4	Selling Agreement by and between KH Funding Company and Spencer Edwards, Inc.

10.5	Selling Agreement by and between KH Funding Company and CapWest Securities, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As our independent registered public accounting firm for 2005 and 2006, Stegman & Company provided various audit and other services for which we were billed for fees as further described below. Except as described below, under its current procedures the Audit Committee specifically pre-approves all audit services and other services provided by our accountants. In the case of tax services and other permissible non-audit services, the Committee has delegated authority to its Chairman to approve services. Any approval of additional services by the Chairman is communicated to the full Committee at its next regularly scheduled meeting. The Committee also may authorize management to obtain tax services from our accountants from time to time during the year up to a specified aggregate amount of fees. Requests for advice in addition to that amount would require further approval.

Our Audit Committee has considered whether Stegman & Company's provision of non-audit services is compatible with maintaining its independence. The Committee believes that those services do not affect Stegman & Company's independence.

Audit Fees

For 2005 and 2006, Stegman & Company audited our consolidated financial statements included in our Annual Reports on Form 10-KSB, and it reviewed the condensed interim financial statements included in our Quarterly Reports on Form 10-QSB. The aggregate amount of fees for those services was $59,344 and $54,997, respectively.

Stegman & Company performed no audit-related services or non-audit services for us during 2005 or 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2007	KH FUNDING COMPANY

	By:	/s/ Robert L. Harris
Robert L. Harris,
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our and in the capacities as of April 6, 2007.

Name	Title

/s/ Robert L. Harris	President, Chief Executive Officer and Director
Robert L. Harris

/s/ James E. Parker	Chief Financial Officer
James E. Parker

/s/ Jack Breskow	Director
Jack Breskow

/s/ Jeremiah A. Connor	Director
Jeremiah A. Connor

/s/ Dr. Mervyn Feldman	Director
Dr. Mervyn Feldman

/s/ Alvin Shapiro	Director
Alvin Shapiro

EXHIBIT INDEX

3.1	Articles of Incorporation of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

3.2	Articles of Amendment of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

3.3	Bylaws of KH Funding Company (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

10.1	1998 Stock Incentive Plan (Incorporated by reference from Exhibits to our Registration Statement on Form SB-2, Registration File No. 333-106501)

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