Form 10QSB
period 2007-03-31
KH FUNDING CO
filed 2007-05-22
CIK 928800

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of May 20, 2007
Common Stock, $0.01 par value per share	2,727,281

Transitional Small Business Disclosure Format (Check One): YES ☐   NO ☒

PART I — FINANCIAL INFORMATION

KH FUNDING COMPANY

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash	$1,625,414	$3,823,013
Investments available for sale:
Marketable securities — at fair value	594,006	581,149
Other	50,872	50,872
Loans, less allowance for loan losses of $344,516 (March 31, 2007) and $452,154 (December 31, 2006)	56,274,466	54,704,020
Accrued interest receivable	2,136,443	1,961,683
Other receivables	70,432	611,397
Prepaid expenses	276,887	294,496
Property and equipment — Net	141,011	143,419
Real estate owned:
Rental property	810,347	814,441
Held for sale	632,145	325,223
Other assets	15,989	15,988

Total Assets	$62,628,012	$63,325,701

Liabilities and Stockholders’ Equity

Liabilities
Notes and accrued interest payable	$53,299,293	$61,774,343
Other loans payable	7,714,067	—
Accounts payable and accrued expenses	29,411	21,980
Escrows and security deposits	119,126	111,064

Total Liabilities	61,161,897	61,907,387

Stockholders’ Equity
Common stock (5,000,000 shares authorized; 2,726,951 shares issued and outstanding, $0.01 par value)	27,269	27,269
Paid-in capital	1,832,745	1,879,783
Accumulated deficit	(184,756)	(269,120)
Subscription note receivable	(185,450)	(185,450)
Accumulated other comprehensive loss	(23,693)	(34,168)

Total Stockholders’ Equity	1,466,115	1,418,314

Total Liabilities and Stockholders’ Equity	$62,628,012	$63,325,701

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Interest Income
Interest and fees on loans	$1,515,829	$1,260,203
Interest on bank accounts	5,334	43,065
Interest on investments — marketable securities	11,382	7,727

Total interest income	1,532,545	1,310,995

Interest Expense
Interest and fees on notes	1,006,434	851,979

Interest on other loans	77,883	—

Total interest expense	1,084,317	851,979

Net interest income	448,228	459,016

Provision for Loan Losses	45,000	57,352

Net interest income after provision for loan losses	403,228	401,664

Non-interest Income
Rental income	14,105	10,516
Other	2,968	5,144

Total non-interest income	17,073	15,660

Non-interest Expense
Salaries and wages	120,687	95,608
Professional fees	30,477	29,448
Offering costs	47,402	56,208
Administration	38,707	37,617
Real estate maintenance	24,575	20,400
Insurance	12,567	19,385
Depreciation	14,045	14,863
Rent	29,005	31,815
Bank charges	8,640	6,444
Other	9,832	10,402

Total non-interest expense	335,937	322,190

Net Income	$84,364	$95,134

Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04
Cash dividends paid per common share	$0.02	$0.02

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balances at January 1, 2006	2,555,556	$25,556	$1,603,852	$(429,688)	$(185,450)	$(99,463)	$914,807

Additional stock issued	141,070	1,411	381,799	—	—	—	383,210
Dividend declared	—	—	(51,110)	—	—	—	(51,110)
Stock-based compensation	3,325	33	9,942	—	—	—	9,975

Comprehensive income
Net income for period ended March 31, 2006	—	—	—	95,134	—	—	95,134
Change in fair value of investments	—	—	—	—	—	28,248	28,248

Total Comprehensive Income for the Period	—	—	—	—	—	—	123,382

Balances at March 31, 2006	2,699,951	$27,000	$1,944,483	$(334,554)	$(185,450)	$(71,215)	$1,380,264

Balances at January 1, 2007	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Dividend declared	—	—	(54,538)	—	—	—	(54,538)
Stock-based compensation			7,500				7,500

Comprehensive income
Net income for period ended March 31, 2007	—	—	—	84,364	—	—	84,364
Change in fair value of investments	—	—	—	—	—	10,475	10,475

Total Comprehensive Income for the Period	—	—	—	—	—	—	94,839

Balances at March 31, 2007	2,726,951	$27,269	$1,832,745	$(184,756)	$(185,450)	$(23,693)	$1,466,115

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Cash from Operating Activities
Net income (loss)	$84,364	$95,134
Adjustments to reconcile net income to net cash from operating activities
Depreciation	14,045	14,863
Amortization of loan fees	(27,000)	(30,000)
Provision for loan losses	45,000	57,352
Stock-based compensation expense	7,500	9,975
(Increase) decrease in accrued late charges	(2,954)	(5,175)
(Increase) decrease in prepaid expenses	(8,811)	20,960
Increase in interest receivable	(165,760)	(28,322)
Increase in interest payable (included in notes payable)	670,409	546,561
(Decrease) increase in accounts payable and accrued expenses	3,654	(415)
Accrued interest on investments	(9,000)	(7,728)
Decrease (increase) in prepaid offering costs	26,420	56,208
Deferred loan origination costs	3,000	(7,491)
Unamortized brokerage fees	7,784	(80,922)
Long term lease liability	3,777	7,863
Prepaid loan expenses	2,053	(48,917)

Net Cash Provided by Operating Activities	654,481	599,946

Cash Flows from Investing Activities
Principal repayments from borrowers	2,571,917	8,377,164
Loans made to borrowers	(4,469,384)	(14,352,116)
Purchase of marketable securities and other investments	(2,382)	(428)
Payments for other receivables	576,422	99,548
Purchase of property and equipment	(7,044)	(5,828)
Payments on other real estate owned	(500)	(7,148)

Net Cash Used in Investing Activities	(1,330,971)	(5,888,808)

Cash Flows from Financing Activities
Proceeds from investor notes	898,276	37,002,763
Proceeds from other loans	16,952,001	31,500
Principal payments on investor notes	(10,081,768)	(30,329,599)
Payments on other loans	(9,237,935)	—
Increase (decrease) in unapplied deposits	30,250	—
Proceeds from sales of common stock	—	354,485
Payment of dividends	(54,538)	(51,110)
(Decrease) Increase in escrow and security deposits	(27,395)	(3,481)

Net Cash (Used) Provided by Financing Activities	(1,521,109)	7,004,558

Net (Decrease) Increase in Cash	(2,197,599)	1,715,696

Cash Balance, beginning of period	3,823,013	6,579,242

Cash Balance, end of period	$1,625,414	$8,294,938

Supplemental Cash Flow Information
Interest paid	$413,908	$305,885
Transfer of loans to other real estate owned	$306,922	$—

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

NOTE A—BASIS OF PRESENTATION

The information contained in this report pertains to the registrant, KH Funding Company.  References to the “Company,” “KH Funding” or “we,” “our” and “us” refer to KH Funding Company.

The financial statements of KH Funding for the three month periods ended March 31, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods then ended. All such adjustments are of a normal and recurring nature.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for non-interim, or complete financial statements are not included. Operating results for the interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year.  These financial statements should be read in conjunction with the financial statements contained in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 6, 2007.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies and Estimates

Note A of the Notes to Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 describes the significant accounting policies used in the preparation of the Company’s financial statements. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Operation

The Company conducts operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors.  The Company purchases first and second trust residential loans nationwide from other lenders and banks. The Company also directly originates small commercial real estate mortgage loans and investment property residential mortgage loans.

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

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. As of March 31, 2007 and March 31, 2006 the Company had 471,250 and 321,250 options outstanding, respectively. For the three months ended March 31, 2007 and 2006 50,000 and 0 options, respectively, were excluded from the computation of dilutive earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Basic:
Net income (attributable to common stock)	$84,364	$95,134
Weighted average common shares outstanding	2,726,951	2,574,236
Basic earnings per share	$0.03	$0.04

Diluted:
Net income (attributable to common stock)	$84,364	$95,134
Weighted average common shares outstanding	2,726,951	2,574,236
Dilutive effect of stock options	98,750	111,490
Weighted average common shares outstanding — diluted	2,825,701	2,685,726
Diluted earnings per share	$0.03	$0.04

Income Taxes

The Company has elected under the Internal Revenue Code to be treated as an “S Corporation.”  As such the corporate income is taxed to individual shareholders based upon their proportionate share of the Company’s taxable income.  Therefore, no provision for corporate Federal or State income taxes need be included in the Company’s financial statements.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard has no impact on its financial condition or results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that this new accounting standard has no impact on its financial condition or results of operations.

In September 2006, the SEC’s  Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when

Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 has no material impact on its financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and the reporting of unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis, but once applied, the election is irrevocable and is applied to the entire instrument. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

NOTE C—LOANS RECEIVABLE, IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans Receivable

Loans receivable are stated as unpaid principal balance net of any deferred fees and payments in process, less the allowance for loan losses.

Interest income from loans receivable is recognized using the interest method whereby interest income is recognized using the loan’s effective rate based upon outstanding principal. Loan origination fees received from borrowers are deferred and amortized into income over the established average life of related loan under a method which approximates the effective interest rate method. Loan premiums and discounts are also amortized into interest income under the same method.

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

Impaired Loans

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired (or nonaccrual) if it is probable that the company will not collect all principal and interest payments according to the loan’s contracted terms.  The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	March 31, 2007	December 31, 2006
	(unaudited)
Total recorded investment in impaired loans	$497,137	$651,895
Amount of that recorded investment for which there is a related allowance for loan losses	$497,137	$631,289
Amount of related allowance for loan losses associated with such investment	$188,353	$285,316
Amount of that recorded investment for which there is no related allowance for loan losses	$—	$20,606

	For the three months ended March 31, 2007	For the year ended December 31, 2006
(unaudited)
Average recorded investment in impaired loans during period	$574,516	$744,142
Related amount of interest income recognized within period when loans were impaired	$—	$—
Amount of income recognized using cash basis during time within period that loan was impaired	$—	$—

As of March 31, 2007 and December 31, 2006, the Company had loans of $1,634,947 and $1,748,342, respectively, which were more than ninety days past due and for which the Company continues to accrue interest.  The Company has adequate collateral for these loans and management believes that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
	(unaudited)	(unaudited)
Beginning balance	$452,154	$369,791
Provision for loan losses	45,000	57,352
Loans charged off	(152,638)	—
Ending Balance	$344,516	$427,143

NOTE D—INVESTMENTS

Marketable securities consist of the following at the dates indicated:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds (net of premium)	$617,699	$—	$(23,693)	$594,006

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds (net of premium)	$615,317	$—	$(34,168)	$581,149

In addition, other investments available for sale of $50,872 at March 31, 2007 and December 31, 2006 consist of an equity investment in a private company.  The cost of this non-marketable security approximates the fair value of the investment.

NOTE E—RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

Included in notes receivable at March 31, 2007 and December 31, 2006, are 13 notes totaling $9,382,580 and 14 notes totaling $9,571,428, respectively,  from officers, stockholders and a company controlled by an officer.  These notes all have annual maturities and are due in full on the maturity date unless extended by the Company.  The interest rates on these notes range between 5.99% and 12.5%.

Included in the notes payable balance at March 31, 2007 and December 31, 2006, are 60 notes totaling $5,405,040 and 63 notes totaling $7,421,423, respectively, which are held by officers and stockholders.  These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

Included in the other loans payable balance at March 31, 2007, are 7 loans totaling $6,758,072, borrowed from shareholders.

During the three months ended March 31, 2007, we borrowed $16,627,002 from seven of our shareholders and four high net worth individuals on a short-term basis. We repaid $9,237,935 of the sums borrowed during the three months ended March 31, 2007 and the remaining $7,389,067 is included in other loans payable as of March 31, 2007.  The majority of the borrowings were with one shareholder who was owed $6,455,663 as of March 31, 2007. The debt is due and payable upon demand.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at March 31, 2007 and December 31, 2006 as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company.  The interest rate on this loan is seven percent.  The stock has a book value of about $54,000 as of March 31, 2007.  At March 31, 2007, there was no accrued interest receivable on this loan.

Included in the notes receivable at March 31, 2007 are five loans in the amount of $8.56 million to a trust for the benefit of a significant shareholder. The majority of these loans ($8.46 million) were made during the year ended December 31, 2006 and the remaining $0.1 million was made during the three months ended March 31, 2007. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), KH Funding is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by KH Funding in advance.

All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

NOTE F—STOCK BASED COMPENSATION

We have granted stock-based compensation awards to employees and board members.  Awards may consist of common stock or stock options.  Our stock options have a five year life.  These incentive stock options, vest over three years in three equal annual installments. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant.  Management determines the fair market value of the common stock at that date.

No stock options were granted during either of the three months ended March 31, 2007 or 2006.  We accrue related compensation expenses as our options vest in accordance with SFAS123(R), Share-Based Payment.  We recognized $7,500 and $0 compensation expense during the three months ended March 31, 2007 and 2006, respectively, from the vesting of stock options we issued in earlier periods.  Total stock based compensation expense was $7,500 and $9,975 for the three months ended March 31, 2007 and 2006, respectively.

A summary of stock option activity during the three months ended March 31, 2007 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	471,250	$2.40		$282,750
Granted	—
Exercised	—
Forfeited	—

Outstanding at March 31, 2007	471,250	$2.40	4.29	$282,750

Exercisable at March 31, 2007	321,250	$2.08	2.20	$295,550

Stock-based compensation also includes the value of stock granted to employees and board members for services.  We recognized stock-based compensation expense of  $0 and $9,975 for stock grants for the three months ended March 31, 2007 and 2006, respectively.

NOTE G—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

We enter into off-balance sheet arrangements in the normal course of our business. These arrangements consist primarily of our loans which are lines-of-credit or draw-type loans. At March 31, 2007 we had $13.8 million in loans of this type. The unused or unfunded amount on these types of loans totaled $ 2.42 million as of March 31, 2007.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation and other sections of this Report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s expectations, estimates, projections and assumptions.  These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our investor Notes payable on demand by the holders, other loans and short-term borrowings, delinquencies in our loan portfolio, capital levels, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this Report.  The Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Overview

We conduct our business operations from our headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors.  We refer to the debt securities that we issue as “investor Notes”. We purchase first and second trust residential loans nationwide from other lenders and banks. We also directly originate small commercial real estate mortgage loans and investment property residential mortgage loans.

Our net income depends largely upon our net interest income, which is the difference between interest income from loans and investments, referred to as interest-earning assets, and interest expense on investor Notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income may be affected by national and local economic conditions, policies established by regulatory authorities and competition.

In prior years we used funds obtained from loan repayments and offerings of our investor Notes to originate most of the loans in our portfolio.  However, rather than directly originating new loans, in the last six years we have increasingly engaged in the wholesale purchase of loans for our loan portfolio and are now purchasing approximately 80% of our new loans.  We will continue to expand this wholesale component of our operations and expect it to continue to be a major part of our loan acquisition strategy.   This strategy enables us to expand our operations with a limited amount of additional personnel and expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component in our operations.  We plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Historically, we have financed our operations through the sale of investor Notes to the public both directly and through select, contracted NASD Broker-Dealers. Our distribution plan was successful, establishing nearly 700 new investment accounts providing over $25 million in funds. However, since the public offering for our investor Notes expired in the second quarter of 2006, our growth has slowed significantly. We expect to resume our public offering of investor Notes in selected states by the end of June 2007. We will seek successful, controlled growth going forward.

Recently, the sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. Several high profile sub-prime mortgage lenders have failed. The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions, as well as several significant sub-prime mortgage originators. Although we engage as part of our business in sub-prime lending, we believe that our exposure to problems in the industry is limited as a result of several factors. First, we believe that we are underwriting our sub-prime mortgage loans to a higher standard than the failing and delinquent loans from the more aggressive lenders in the mortgage industry. Second, we do not offer the loan products that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate or purchase have loan to value ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Third, our size does not require us to generate or purchase high volumes of sub-prime mortgage loans so we can look much more closely at the individual borrowers, as in the case of loans that we originate. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation. Of course, if there is a major downturn in real estate values, our procedures and practices may not be adequate to prevent or materially diminish an adverse affect on our financial condition or results of operations.

Critical Accounting Policies

Our significant accounting policies are disclosed in the footnotes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006.  Management believes the following significant accounting policies also are considered critical accounting policies:

Loan Impairment — A loan is considered impaired when, based on available information or current events, it is probable that we will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired.  We measure impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that the foreclosure is probable.

Allowance for Loan Losses — We periodically evaluate the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While we use information available in establishing the allowance for loan losses, evaluation assessments are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets.  Total assets decreased by $697,689, from $63,325,701 at December 31, 2006 to $62,628,012 at March 31, 2007.  The size of our loan portfolio increased $1570,446 ending at $56,274,466.  Cash decreased $2,197,599, from $3,823,013 at December 31, 2006 to $1,625,414 at March 31, 2007.  The decrease in total assets is primarily a result of the expiration of our offering of investor Notes in the second quarter of 2006.  See “Liquidity and Capital Resources”

Liabilities.  Total liabilities decreased by $745,490, from $61,907,387 at December 31, 2006 to $61,161,897 at March 31, 2007.  The net decrease was primarily due to a decrease of $8,475,050 in investor Notes and an increase of $7,714,067 in other loans payable.

Equity.  Total stockholders’ equity increased by $47,801 from $1,418,314 at December 31, 2006 to $1,466,115 at March 31, 2007.  The increase was due to net income of $84,364, plus stock-based compensation of $7,500 and an increase of $10,475 in the fair value of marketable investment securities, less cash dividend distributions of $54,538 during the three month period.

Past Due Loans.  We generally purchase or make “hard collateral” loans, based largely on collateral value and in which the loan amount is below 70% of the collateral value. As of March 31, 2007 we held six loans that were more than 90 days past due but are still accruing interest.  The total principal and interest due on these loans was $1,634,946.  Five of the loans, totaling $1,589,684, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and we anticipate that the other loan of $45,262 will become current in the near future.  We continue to accrue interest on these loans based on the underlying collateral value and payment history.  We monitor these loans on a continual basis.

Non-Accrual Loans.  As of March 31, 2007, there were 12 loans in non-accrual status with an outstanding principal balance totaling $497,137.  The majority of these loans are first trust loans that are well collateralized.  In the event we have to foreclose on any of these loans, we do not expect any significant loss in excess of amounts reserved.  We have a specific reserve of $188,353 and a general reserve of $142,575 as part of our total reserve of $344,516 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Three Months Ended March 31, 2007 and 2006

Net interest margin. The average yield earned on loans receivable was 10.45% for the three months ended March 31, 2007 and 10.54% for the three months ended March 31, 2006.  The average rate paid on investor Notes increased to 6.79% for the three months ended March 31, 2007 from 6.10% for the three months ended March 31, 2006, due primarily to an increase in the contractual rates we are required to pay on investor Notes. Overall, the net margin on interest decreased to 3.66% for the three months ended March 31, 2007, from 4.44% for the three months ended March 31, 2006.  This net margin is calculated using contractual rates and excludes fee income and expense.

Net Income.  Net income for the three months ended March 31, 2007 was $84,364 compared to net income of $95,134 for the three months ended March 31, 2006.

Interest Income.  Total interest income was $1,532,545 for the three months ended March 31, 2007, compared to $1,310,995 for the same period in 2006.  The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable.  The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense.  Interest expense was $1,084,317 for the three months ended March 31, 2007, and $851,979 for the corresponding period in 2006.  The additional expense resulted primarily from an increase in the interest rates paid on investor Notes outstanding.  The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor Notes.

Provision for Loan Losses.  Our provision for loan losses was $45,000 for the three months ended March 31, 2007, compared to $57,352 for the three months ended March 31, 2006.  These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses.  The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income.  We had non-interest income of $17,073 during the three months ended March 31, 2007 compared to $15,660 for the corresponding period in 2006.  The difference was due to an increase in the rental income from other real estate owned.

Non-Interest Expense.  We experienced an increase in non-interest expense to $335,938 for the three months ended March 31, 2007 from $322,190 for the three months ended March 31, 2006.  Increases in salaries and wages and real estate maintenance costs were only partially offset by decreases in offering costs and various administration costs.

Income Taxes.  KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

For the three months ended March 31, 2007, net cash provided by operating activities was $654,481. Cash provided by operating activities for the three months ended March 31, 2007 was from net income, depreciation, compensation, and other non-cash charges, and an increase in interest payable, totaling $868,006, offset by an increase in interest receivable, amortization and prepayments of $213,525.

For the three months ended March 31, 2007, net cash used in investing activities was $1,330,971. The expenditures included $4,469,384 for loans made to borrowers and $9,926 of other purchases and payments. These expenditures were partially offset by principal repayments from of $2,571,917 and payments of other receivables of $576,422 during the three months ended March 31, 2007.

For the three months ended March 31, 2007, net cash used by financing activities was $1,521,109.  Proceeds from other loans payable of $16,952,001 and investor Notes of $898,276, together with an increase in unapplied deposits of $30,250 were offset by principal payments on investor Notes of $10,081,768, payments on other loans payable of $9,237,935, dividend distributions of $54,538, and a decrease in escrow and security deposits of $27,395.

During the three months ended March 31, 2007, the proceeds from investor Notes of $898,276 resulted primarily from pre-authorized and direct deposits that were not anticipated. In total, principal payments of investor Notes of $1,737,039 have been refunded to the investors affected by these inadvertent transactions.

Historically KH Funding Company’s primary sources of funding have been the proceeds from the sale of investor Notes, principal and interest payments received from loans receivable, proceeds from the sale of loans and rental income from real estate owned and held for rental. While maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor Notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day and thirty day demand investor Notes can cause significant volatility in our cash balances. We contend with this volatility through our liquidity strategy which is discussed below.

The table below illustrates the sales of investor Notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2002	$22,926,619	$18,681,654	81.48%
2003	$26,630,166	$24,697,770	92.74%
2004	$49,008,102	$44,786,895	91.39%
2005	$120,110,831	$96,630,099	80.45%
2006	$106,101,789	$95,933,794	90.42%

One of our primary liquidity needs is the funding of redemption requests on our one-day demand and thirty-day demand exists if the requests for redemption exceed the amount of readily available cash, i.e., if our liquidity is insufficient to fund redemptions. Upon the sale of an investor Note, the funds for redemption are immediately available.  Part of our investment strategy is to place funds that are invested with us for a longer period into higher yielding, less liquid investments, such as mortgages; nevertheless, the funds are still available, just not immediately.  Only holders of one-day demand Notes can make redemption requests on less than thirty days notice, and we make an effort to keep funds available for these requests.  Only holders of thirty-day demand Notes can make redemption requests on less than 90 days notice, and if the funds will not be available within thirty days, we will sell some of our loans receivable to have the funds available to meet requests for funds from these Note holders. All other types of Notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we will sell loans from our portfolio in bulk to fund redemption requests from our Note holders.

The Company strives to maintain sufficient liquidity to meet all redemption requests.  We normally hold 3% to 7% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes.  This amount has historically been sufficient for us to meet our redemption obligations. Also, if required, we are able to sell loans within 30 days to raise cash to meet redemption requests from 30-day demand Note holders or within 90 days to meet early redemption requests from term Note holders.

As noted above, our public offering of investor Notes expired in the second quarter of 2006, pending the filing of a new Registration Statement.  We currently expect to resume our public offering of investment Notes in selected states by late June 2007 by filing an update to our Registration Statement with the Securities and Exchange Commission and applicable state securities regulators.

Redemption of Notes. As disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, we recently exercised our right to make a mandatory call of Notes from certain holders of investor Notes that are residents of states in which our offering was not then registered or otherwise may not have been qualified under those states’ blue sky laws. Accordingly, we redeemed a total of $1.47 million in principal and interest amounts of investor Notes during late December 2006 and early January 2007. Subsequent to March 31, 2007, a small number of accredited investors, most of whom are affiliates of the Company or pre-existing Note holders, elected to retain their investor Notes of approximately $3.1 million in aggregate principal amount, and the Company redeemed approximately $450,000 in principal amount of investor Notes held by other investors.

Plan to Raise Additional Capital.  We intend to continue to expand our operations through future public offerings of investor Notes by the Company and select, contracted broker-dealers.  Our goal is to maintain a capital level of at least 3%-5% of total assets through the private sale of stock from time-to-time.  However, there is no assurance that such transactions will occur or be successful. As of March 31, 2007, our stockholders’ equity was $1.47 million or approximately 2.3% of our total assets of $62.63 million.

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

Stockholders’ Equity.  Total stockholders’ equity has decreased as a percentage of total assets over the last six years, from 10.6% at December 31, 1999 to 2.3% at March 31, 2007.  During this time period total stockholders’ equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. In future periods the Company expects dividend distributions to stockholders to be less than the net income in order to inhibit further decreases in stockholders’ equity.

ITEM 3.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-QSB, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

On March 8, 2005 we were notified that a lawsuit had been filed against us (In Circuit Court of Montgomery County, Maryland) by a company known as SBM Financial, LLC (“SBM”). SBM claims to operate a business similar to ours. SBM claims that we have intentionally interfered with the ability of SBM to retain their existing investors.  Recently, the SEC requested that a receiver be appointed to liquidate the assets of SBM. We believe that the SBM’s lawsuit is groundless.  At present, we expect no material impact on KH Funding as a result of this litigation.

ITEM 2.                    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

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

KH FUNDING COMPANY
(Registrant)

Dated: May 22, 2007	/s/ William M. Baker
William M. Baker
Chief Financial Officer

(Mr. Baker is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)