Form 10QSB
period 2007-06-30
KH FUNDING CO
filed 2007-10-03
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

Class	Outstanding as of August 31, 2007
Common Stock, $0.01 par value per share	2,727,281

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

PART I   - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	PAGE NOS.
BALANCE SHEETS - June 30, 2007 (UNAUDITED) and December 31, 2006	3
STATEMENTS OF OPERATIONS (UNAUDITED), for the three and six months ended June 30, 2007 and 2006	4
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), for the six months ended June 30, 2007 and 2006	5
STATEMENTS OF CASH FLOWS (UNAUDITED), for the six months ended June 30, 2007 and 2006	6-7
NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)	8-12

KH FUNDING COMPANY
BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash	$632,079	$3,823,013
Investments available for sale:
Marketable securities - at fair value	589,569	581,149
Other	50,872	50,872
Loans, less allowance for loan losses of $419,516
(2007) and $452,154 (2006)	53,851,459	54,704,020
Accrued interest receivable	2,302,158	1,961,683
Other receivables	263,335	611,397
Prepaid expenses	235,324	294,496
Property and equipment - Net	168,125	143,419
Real estate owned:
Rental property	745,111	814,441
Held for sale	204,087	325,223
Other assets	15,988	15,988

Total Assets	$59,058,107	$63,325,701

Liabilities and Stockholders' Equity

Liabilities
Notes and accrued interest payable	$49,138,351	$61,774,343
Other loans payable	8,260,766	-
Accounts payable and accrued expenses	23,185	21,980
Escrows and security deposits	149,643	111,064

Total Liabilities	57,571,945	61,907,387

Stockholders' Equity
Common stock (5,000,000 shares authorized; 2,727,281 shares (2007) and 2,726,951 shares (2006) issued and outstanding, $0.01 par value)	27,273	27,269
Paid-in capital	1,783,056	1,879,783
Accumulated deficit	(112,241)	(269,120)
Subscription note receivable	(185,450)	(185,450)
Accumulated other comprehensive loss	(26,476)	(34,168)

Total Stockholders' Equity	1,486,162	1,418,314

Total Liabilities and Stockholders' Equity	$59,058,107	$63,325,701

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$1,532,229	$1,423,895	$3,048,058	$2,684,098
Interest on bank accounts	377	53,887	5,711	96,952
Interest on investments —marketable securities	7,346	7,737	18,728	15,464
Total interest income	1,539,952	1,485,519	3,072,497	2,796,514

Interest Expense
Interest and fees on Notes	928,615	985,041	1,935,049	1,837,020
Interest on other loans	141,326	-	219,209	-
Total interest expense	1,069,941	985,041	2,154,258	1,837,020
Net interest income	470,011	500,478	918,239	959,494
Provision for Loan Losses	75,000	61,920	120,000	119,272
Net Interest Income after Provision for Loan Losses	395,011	438,558	798,239	840,222

Non-interest Income
Rental income	15,416	14,243	29,521	24,759
Loss on sale of real estate	(11,872)	(25,687)	(11,872)	(25,687)
Other	2,736	4,284	5,704	9,428
Total non-interest income (loss)	6,280	(7,160)	23,353	8,500

Non-interest Expense
Salaries and wages	125,665	98,347	246,352	193,955
Professional fees	33,903	54,231	64,380	83,679
Offering costs	36,000	57,617	83,402	113,825
Administration	3,813	43,835	42,520	81,452
Real estate maintenance	53,723	25,391	78,298	45,791
Insurance	16,063	18,906	28,630	38,291
Depreciation	14,782	14,273	28,827	29,136
Rent	28,968	28,679	57,973	60,494
Bank charges	11,983	5,964	20,623	12,408
Other	3,876	9,059	13,708	19,461
Total non-interest expense	328,776	356,302	664,713	678,492
Net Income (Loss)	$72,515	$75,096	$156,879	$170,230
Basic earnings per share	$0.03	$0.03	$0.06	$0.06
Diluted earnings per share	0.03	0.03	0.06	0.06
Cash dividends paid per common share	0.02	0.02	0.04	0.04

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balances at January 1, 2007	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Additional stock issued	330	4	856	-	-	-	860
Stock Based Compensation Expense	-	-	11,500	-	-	-	11,500
Dividends Paid $0.04 per share	-	-	(109,083)	-	-	-	(109,083)

Comprehensive income
Net income for period ended June 30, 2007	-	-	-	156,879	-	-	156,879
Change in fair value of investments	-	-	-	-	-	7,692	7,692

Total Comprehensive Income for the Period	-	-	-	-	-	-	164,571

Balances at June 30, 2007	2,727,281	$27,273	$1,783,056	$(112,241)	$(185,450)	$(26,476)	$1,486,162

Balances at January 1, 2006	2,555,556	$25,556	$1,603,852	$(429,688)	$(185,450)	$(99,463)	$914,807

Additional Stock Issued	168,828	1,687	466,072	-	-	-	467,759
Stock Based Compensation Expense	5,567	56	15,369				15,425
Dividends Paid $0.04 per share			(105,109)				(105,109)

Comprehensive income
Net income for period ended June 30, 2006	-	-	-	170,230	-	-	170,230
Change in fair value of investments	-	-	-	-	-	29,736	29,736

Total Comprehensive Income for the Period	-	-	-	-	-	-	199,966

Balances at June 30, 2006	2,729,951	$27,299	$1,980,184	$(259,458)	$(185,450)	$(69,727)	$1,492,848

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
Cash from Operating Activities
Net income	$156,879	$170,230
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	28,827	29,136
Amortization of loan fees	(57,000)	(80,000)
Provision for loan losses	120,000	119,272
Loss on sale of real estate owned	11,872	25,687
Stock-based compensation expense	11,500	15,425

Changes in Operating Assets and Liabilities:
Interest receivable	(340,475)	(341,419)
Prepaid offering costs	50,014	113,825
Prepaid expenses	36,211	(103,718)
Unamortized brokerage fees	(2,881)	-
Deferred loan origination costs	4,320	(12,523)
Increase in other assets		(10,844)
Accounts payable and accrued expenses	1,205	10,378
Accrued late charges	(6,479)	(7,323)
Interest payable (included in notes payable)	1,170,799	1,059,680

Net Cash Provided by Operating Activities:	1,184,792	987,806

Cash Flows from Investing Activities
Principal repayments from borrowers	7,127,337	13,762,291
Loans made to borrowers	(6,669,592)	(17,875,678)
Loans purchased	-	(6,106,550)
Purchase of marketable securities and other investments	(728)	(22,565)
Collections (payments) for other receivables	381,193	(663,805)
Proceeds from sale of other real estate owned	478,472	28,000
Purchase of property and equipment	(41,889)	(13,181)
Payments on other real estate owned	(4,600)	(7,147)

Net Cash Provided by (Used in) Investing Activities	1,270,193	(10,898,635)

Cash Flows from Financing Activities
Proceeds from investor notes	1,568,912	65,067,038
Proceeds from other loans	23,322,450	31,500
Principal payments on investor notes	(15,697,823)	(56,808,808)
Proceeds from sales of common stock	860	483,184
Payments on other loans	(14,736,683)
Payment of dividends	(109,083)	(105,109)
(Decrease) Increase in escrow and security deposits	5,448	36,413

Net Cash (Used in) Provided by Financing Activities	(5,645,919)	8,704,218

Net Decrease in Cash	(3,190,934)	(1,206,611)

Cash Balance, beginning of period	3,823,013	6,579,242

Cash Balance, end of period	$632,079	$5,372,631

Supplemental Cash Flow Information:
Interest paid	$983,459	$778,064
Transfer of loans to other real estate owned	$306,922	$236,483

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

NOTE A—BASIS OF PRESENTATION

The information contained in this report pertains to the registrant, KH Funding Company. References to the "Company," "KH Funding" or "we," "our" and "us" refer to KH Funding Company.

The financial statements of KH Funding for the three and six month periods ended June 30, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods then ended. All such adjustments are of a normal and recurring nature.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, as well as in accordance with the instructions to Form 10-QSB. Accordingly, the information and footnotes required by GAAP for non-interim, or complete financial statements are not included. Operating results for the interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 6, 2007.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. As of June 30, 2007 and June 30, 2006 the Company had 471,250 and 321,250 options outstanding, respectively. For the six months ended June 30, 2007 and 2006 50,000 and 0 options, respectively, were excluded from the computation of dilutive earnings per share as their effect would have been anti-dilutive.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Basic:
Net income (attributable to common stock)	$72,515	$75,096	$156,879	$170,230
Weighted average common shares outstanding	2,727,190	2,701,929	2,727,071	2,638,435
Basic earnings per share	$0.03	$0.03	$0.06	$0.06

Diluted:
Net income (attributable to common stock)	$72,515	$75,096	$156,879	$170,230
Weighted average common shares outstanding	2,727,190	2,701,929	2,727,071	2,638,435
Dilutive effect of stock options	98,750	98,749	98,750	105,085

Weighted average common shares outstanding-diluted	2,825,940	2,800,678	2,825,821	2,743,520
Diluted earnings per share	$0.03	$0.03	$0.06	$0.06

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and the reporting of unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis, but once applied, the election is irrevocable and is applied to the entire instrument. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

NOTE C— LOANS RECEIVABLE, IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans Receivable

Loans receivable are stated as unpaid principal balance net of any deferred fees and payments in process, less the allowance for loan losses.

Interest income from loans receivable is recognized using the interest method whereby interest income is recognized using the loan's effective rate based upon outstanding principal. Loan origination fees received from borrowers are deferred and amortized into income over the established average life of related loan under a method which approximates the effective interest rate method. Loan premiums and discounts are also amortized into interest income under the same method.

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

Impaired Loans

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired (or nonaccrual) if it is probable that the company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan's effective interest rate, or the loan's observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan's principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	June 30, 2007	December 31, 2006
	(unaudited)
Total recorded investment in impaired loans	$520,376	$651,895
Amount of that recorded investment for which there is a related allowance for loan losses	$520,376	$631,289
Amount of related allowance for loan losses associated with such investment	$188,495	$285,316
Amount of that recorded investment for which there is no related allowance for loan losses	$-	$20,606

	For the six months ended June 30, 2007	For the year ended December 31, 2006
(unaudited)
Average recorded investment in impaired loans during period	$586,136	$744,142
Related amount of interest income recognized within period when loans were impaired	$-	$-
Amount of income recognized using cash basis during time within period that loan was impaired	$-	$-

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

As of June 30, 2007 and December 31, 2006, the Company had loans of $1,227,785 and $1,748,342, respectively, which were more than ninety days past due and for which the Company continues to accrue interest. The Company has adequate collateral for these loans and management believes that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
	(unaudited)	(unaudited)
Beginning balance	$452,154	$369,791
Provision for loan losses	120,000	119,272
Loans charged off	(152,638)	(62,939)
Ending Balance	$419,516	$426,124

NOTE D --- INVESTMENTS

Marketable securities consist of the following at the dates indicated:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds (net of premium)	$616,045	$-	$(26,476)	$589,569

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds (net of premium)	$615,317	$-	$(34,168)	$581,149

In addition, other investments available for sale of $50,872 at June 30, 2007 and December 31, 2006 consist of an equity investment in a private company. The cost of this non-marketable security approximates the fair value of this investment.

NOTE E--RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

Included in notes receivable at June 30, 2007 and December 31, 2006, are 13 notes totaling $9,461,555 and 14 notes totaling $9,571,428, respectively, from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%. The majority (92.8%) of these notes receivable were due from one shareholder who owed $8,782,918 as of June 30, 2007.

Included in the notes payable and other loans payable balances at June 30, 2007 and December 31, 2006, are 69 notes totaling $12,711,856 and 63 notes totaling $7,421,423, respectively, which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

During the six months ended June 30, 2007, we borrowed $22,997,450 from fifteen of our shareholders and one high net worth individual on a short-term basis. We repaid $14,736,683 of the sums borrowed during the six months ended June 30, 2007 and the remaining $7,935,766 is included in other loans payable as of June 30, 2007. The majority of the borrowings were with one shareholder who was owed $6,803,890 as of June 30, 2007. This debt is due and payable upon demand.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at June 30, 2007 and December 31, 2006 as a contra-equity, made to the Company's CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. The stock has a book value of about $52,000 as of June 30, 2007. At June 30, 2007 and December 31, 2006, there was $3,245 and 0 accrued interest receivable on this loan. Also included in Other Receivables is a short-term loan to Mr. Harris in the amount of $160,300, which was repaid in early July 2007.

Included in the notes receivable at June 30, 2007 are four loans in the amount of $8,782,918 for the benefit of a significant shareholder. The majority of these loans ($8.16 million) were made during the year ended December 31, 2006 and $0.1 million was made during the six months ended June 30, 2007. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), KH Funding is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by KH Funding in advance.

All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

NOTE F--STOCK BASED COMPENSATION

We have granted stock-based compensation awards to employees and board members. Awards may consist of common stock or stock options. Our stock options have a five year life. These incentive stock options vest over three years in three equal annual installments. The stock options we grant provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant. Management determines the fair market value of the common stock at that date.

No stock options were granted during either of the six months ended June 30, 2007 or 2006. We accrue related compensation expenses as our options vest in accordance with SFAS123(R), Share-Based Payment. We recognized $11,500 and $0 compensation expense during the six months ended June 30, 2007 and 2006, respectively, from the vesting of stock options we issued in earlier periods.

A summary of stock option activity during the six months ended June 30, 2007 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	471,250	$2.40		$282,750
Granted	-
Exercised	-
Forfeited	-

Outstanding at June 30, 2007	471,250	$2.40	$4.04	$282,750

Exercisable at June 30, 2007	321,250	$2.08	$1.95	$295,550

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

Stock-based compensation also includes the value of stock granted to employees and board members for services. We recognized stock-based compensation expense of $0 and $15,425 for stock grants for the six months ended June 30, 2007 and 2006, respectively.

NOTE G—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

  We enter into off-balance sheet arrangements in the normal course of our business. These arrangements consist primarily of our loans which are lines-of-credit or draw-type loans. At June 30, 2007 we had $11.15 million in loans of this type. The unused or unfunded amount on these types of loans totaled $1.46 million as of June 30, 2007.

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

  Overview

We conduct our business operations from our headquarters in Silver Spring, Maryland. Our primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors, referred to as "investor Notes". We purchase first and second trust residential loans nationwide from other lenders and banks. We also directly originate small commercial real estate mortgage loans and investment property residential mortgage loans.

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

Historically, we have financed our operations through the sale of investor Notes to the public both directly and through select, contracted NASD Broker-Dealers. Our distribution plan was successful, establishing nearly 700 new investment accounts providing over $25 million in funds in 2005 and $12.5 million in funds during the first four months of 2006. However, since the public offering for our investor Notes expired in the second quarter of 2006 we ceased our public offering of Notes to new investors, except for the redeemed or rescinded sales as discussed below. In addition, the Company has continued to renew investors’ Fixed Term Notes upon expiration of the original contractual term of the Notes, unless the investor affirmatively requested that the Note be paid off. This renewal procedure for the Notes in the absence of the holder’s affirmative election had the effect of treating the renewals as automatic when in effect the holder exchanged the matured Note for a new Note of the same or a similar term. During 2007, the Company renewed approximately $5.75 million in principal amount of Fixed Term Notes in this manner. The Company believes that these exchanges qualified for an exemption under Section 3(a)(9) of the Securities Act of 1933 (the “Securities Act”). The Company renewed these Notes by providing the holder with a form that indicated the maturity of the Note, but did not provide the investor with a prospectus nor obtain from the holder a new subscription agreement since the Company did not view these renewals as sales of Notes. However, the Securities and Exchange Commission (“SEC”) or one or more state securities authorities could disagree or otherwise take issue with the reliance on the exemption or the manner in which the Company effected these renewals and could require the Company to offer rescission to holders or take other regulatory actions adverse to the Company.

Also, as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, we exercised our right to make a mandatory call of Notes from certain holders of investor Notes that are residents of states in which our offering was not then registered or otherwise may not have been qualified under those states’ blue sky laws and redeemed a total of $1.47 million in principal and interest amounts of investor Notes during late December 2006 and early January 2007. Subsequent to March 31, 2007, a small number of accredited investors, most of whom are affiliates of the Company or pre-existing Note holders, elected to retain their investor Notes of approximately $3.1 million in aggregate principal amount, and the Company redeemed approximately $450,000 in principal amount of investor Notes held by other investors. Prior to October 19, 2007, per the SEC, the Company will decide whether to withdraw or amend our Registration Statement No. 333-135330 filed with the SEC in August 2006 and amended in November 2006. The Company is working toward filing a new registration statement to register the public offering of Notes under the Securities Act, and intends to register a public offering of Notes by coordination in the State of Maryland and selected other states in order to resume the public offering of investor Notes during the 4th quarter of 2007. However, we cannot provide any assurance that the SEC, the State of Maryland or other states will declare our registration statement effective on a timely basis or at all. If we are not successful in resuming our public offering of Notes then we may need to significantly curtail our business and lending operations or stop making new loans or take other steps to provide additional liquidity. See “-Liquidity and Capital Resources.”

Recently, the sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures. Several high profile sub-prime mortgage lenders have failed. The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions, as well as several significant sub-prime mortgage originators. Although we engage as part of our business in what may be referred to as sub-prime lending, we believe that our exposure to problems in the industry is limited as a result of several factors. First, we believe that we are underwriting our sub-prime mortgage loans to a higher standard than the failing and delinquent loans from the more aggressive lenders in the mortgage industry. Second, we do not offer the loan products that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate or purchase have loan to value ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Third, our size does not require us to generate or purchase high volumes of sub-prime mortgage loans so we can look much more closely at the individual borrowers, as in the case of loans that we originate. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation. However, if there is a major downturn in real estate values and we experience significant loan defaults, we may not be able to prevent or materially diminish an adverse affect on our financial condition or results of operations.

Recent Developments

1. Subsequent to the close of the second quarter, specifically on July 12, 2007, a related party borrower, who is a significant stockholder of the Company, failed to make a payoff of interest of $208,113 and principal of $2.60 million representing one of three loans secured by property in Baltimore, Maryland. The three loans totaled $5.69 million. The Company declared the borrower in default and instituted the default interest rate for the three loans. The borrower has stated that all interest will be paid in December 2007 when the borrower’s financial condition is expected to have improved. The loans are secured by the subject properties and additional collateral and the Company does not anticipate any loss from this event. The related party borrower also has other loans outstanding totaling $3.08 million that are currently performing.

2. The Company was unable to file this Quarterly Report on Form 10-QSB with the SEC by the extended filing deadline of August 20, 2007, because various operational issues delayed work by the registrant’s financial and operational personnel. The Company believes that it is in the process of making the necessary changes in systems and personnel that will resolve these issues.

3. In August 2007 we sold 632,437 of corporate bonds that we held for investment. The sale resulted in a loss of $52,000.

4. In July 2007, the Maryland Securities Division (the “Division”) submitted a draft Consent Order to the Company relating to the sale by the Company of investor Notes in Maryland and certain other states from May to November 2006.  The draft Consent Order recites that the Company offered and sold investor Notes at a time when the Company did not have an effective registration statement in Maryland, and as a result, the Company offered rescission to certain accredited investors (all of whom declined to rescind their Note purchases) and offered restitution to others through the redemption of Notes and the payment of principal and accrued interest.  The redemption and rescission offering was previously disclosed in the Company’s Form 10-KSB for the year ended December 31, 2006, as well as in the Form 10-QSB for the fiscal quarter ended March 31, 2007.  Under the draft order the Company and the Company’s Chief Executive Officer Robert L. Harris would (i) certify the results of the rescission offering and redemption, (ii) agree in future offerings to comply with all provisions of the Maryland Securities Act and the regulations promulgated thereunder, and (iii) until January 1, 2012, or any period in which the Company has a pending or effective registration statement on file with the Division, submit to the Division copies of all period reports and certifications of the CEO that are required to be filed with the Securities and Exchange Commission.  The Company has not yet entered into the proposed Consent Order.

Critical Accounting Policies

Our significant accounting policies are disclosed in the footnotes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006. Management believes the following significant accounting policies also are considered critical accounting policies:

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

  Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets. Total assets decreased by $4,267,594, from $63,325,701 at December 31, 2006 to $59,058,107 at June 30, 2007. The size of our loan portfolio decreased $852,561 ending at $53,851,459. Cash decreased $3,190,934, from $3,823,013 at December 31, 2006 to $632,079 at June 30, 2007. The decrease in total assets is primarily a result of the expiration of our offering of investor Notes in the second quarter of 2006. See "Liquidity and Capital Resources"

Liabilities. Total liabilities decreased by $4,335,442, from $61,907,387 at December 31, 2006 to $57,571,945 at June 30, 2007. The net decrease was primarily due to a decrease of $12,635,992 in investor Notes, offset by an increase of $8,260,766 in other loans payable.

Equity. Total stockholders' equity increased by $67,816 from $1,418,314 at December 31, 2006 to $1,486,162 at June 30, 2007. The increase was due to net income of $156,879 for the six months ended June 30, 2007, stock-based compensation of $11,500, an increase of $7,692 in the fair value of marketable investment securities, plus $860 in stock sold and, less cash dividend distributions of $109,083 during the six month period.

Past Due Loans. We generally purchase or make "hard collateral" loans, based largely on collateral value and in which the loan amount is below 70% of the collateral value. As of June 30, 2007 we held seven loans that were more than 90 days past due but are still accruing interest. The total principal and interest due on these loans was $1,227,785. Five of the loans, totaling $1,173,823, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and we anticipate that the other two loans of $53,962 will move to current status in the near future. We continue to accrue interest on these loans based on the underlying collateral value and payment history. We monitor these loans on a continual basis.

Non-Accrual Loans. As of June 30, 2007, there were 13 loans in non-accrual status with an outstanding principal balance totaling $520,376. The majority of these loans are first trust loans that are well collateralized based on recent valuations. In the event we have to foreclose on any of these loans, we do not expect any significant loss in excess of amounts reserved. We have a specific reserve of $188,495 and a general reserve of $231,021 as part of our total reserve of $419,516 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Six Months Ended June 30, 2007 and 2006

Net interest margin. The average yield earned on loans receivable was 10.55% for the six months ended June 30, 2007 and 10.87% for the six months ended June 30, 2006. The average rate paid on investor Notes increased to 6.91% for the six months ended June 30, 2007 from 6.28% for the six months ended June 30, 2006, due primarily to an increase in the contractual rates we are required to pay on investor Notes. Overall, the net margin on interest decreased to 3.64% for the six months ended June 30, 2007, from 4.59% for the six months ended June 30, 2006. This net margin is calculated using contractual rates and excludes fee income and expense. The current net margin of 3.64% is at or near its historical low. The Company does not expect any further significant decrease.

Net Income. Net income for the six months ended June 30, 2007 was $156,879 compared to net income of $170,230 for the six months ended June 30, 2006.

Interest Income. Total interest income was $3,072,497 for the six months ended June 30, 2007, compared to $2,796,514 for the same period in 2006. The additional income resulted primarily from an increase in the average interest rate. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $2,154,258 for the six months ended June 30, 2007, and $1,837,020 for the corresponding period in 2006. The additional expense resulted primarily from an increase in the interest rates paid on investor Notes outstanding. The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $120,000 for the six months ended June 30, 2007, compared to $119,272 for the six months ended June 30, 2006. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $23,353 during the six months ended June 30, 2007 compared to $8,500 for the corresponding period in 2006. The difference was primarily due to the later period having an increase in the rental income from other real estate owned and smaller losses on the sale of other real estate owned.

Non-Interest Expense. We experienced a decrease in non-interest expense to $664,713 for the six months ended June 30, 2007 from $678,492 for the six months ended June 30, 2006. Increases in salaries and wages and real estate maintenance costs were only partially offset by decreases in offering costs and various administration costs.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Comparison of Operating Results for Three Months Ended June 30, 2007 and 2006

Net interest margin. The average yield earned on loans receivable was 10.56% for the three months ended June 30, 2007 and 10.54% for the three months ended June 30, 2006. The average rate paid on investor Notes increased to 6.76% for the three months ended June 30, 2007 from 6.07% for the three months ended June 30, 2006, due primarily to an increase in the contractual rates we are required to pay on investor Notes. Overall, the net margin on interest decreased to 3.80% for the three months ended June 30, 2007, from 4.47% for the three months ended June 30, 2006. This net margin is calculated using contractual rates and excludes fee income and expense. The current net margin of 3.80% is at or near its historical low. The Company does not expect any further significant decrease.

Net Income. Net income for the three months ended June 30, 2007 was $72,515 compared to net income of $75,096 for the three months ended June 30, 2006.

Interest Income. Total interest income was $1,539,952 for the three months ended June 30, 2007, compared to $1,485,519 for the same period in 2006. The additional income resulted primarily from growth in the average amount of interest-earning assets between the two periods, mostly from an increase in loans receivable. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1,069,941 for the three months ended June 30, 2007, and $985,041 for the corresponding period in 2006. The additional expense resulted primarily from an increase in the interest rates paid on investor Notes outstanding. The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $75,000 for the three months ended June 30, 2007, compared to $61,920 for the three months ended June 30, 2006. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $6,280 during the three months ended June 30, 2007 compared to a loss of $7,160 for the corresponding period in 2006. The difference was primarily due to the more recent period having smaller losses on the sale of other real estate owned.

Non-Interest Expense. We experienced a decrease in non-interest expense to $328,776 for the three months ended June 30, 2007 from $356,302 for the three months ended June 30, 2006. Increases in salaries and wages and real estate maintenance costs were offset by decreases in offering costs and various administration costs in the current as compared to the prior period.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

For the six months ended June 30, 2007, net cash provided by operating activities was $1,184,792. The components of this were net income, depreciation, loan losses, fixed assets, compensation, and other non-cash charges, and an increase in interest payable, totaling $1,598,248, offset by an increase in interest receivable, amortization and prepayments of $413,456.

For the six months ended June 30, 2007, net cash provided by investing activities was $1,270,193. The expenditures included $6,669,592 for loans made to borrowers and $46,489 of other purchases and payments. These expenditures were offset by principal repayments from borrowers of $7,127,337 and proceeds received from the sale of real estate and other payments received of $858,937 during the six months ended June 30, 2007.

For the six months ended June 30, 2007, net cash used in financing activities was $5,645,919. Proceeds from other loans payable of $23,322,450 and investor notes of $1,538,662, together with an increase in unapplied deposits of $30,250, sales of common stock of $860 and an increase in escrow and security deposits of $5,448 were offset by principal payments on investor notes of $15,697,823, payments on other loans of $14,736,684, and dividend distributions of $109,083.

During 2007, the Company received money for purchases of its Notes and all such monies received have been returned to the sender. Also, during 2007, the Company has been able to raise cash by borrowing from some of its larger shareholders and a few high net worth individuals, all of which are considered to be "insiders." Also, as is discussed under "Overview" above, during 2007, the Company has renewed Fixed Term Notes held by investors upon maturity.

Historically KH Funding Company's primary sources of funding have been the proceeds from the sale of investor Notes, principal and interest payments received from loans receivable, proceeds from the sale of loans and rental income from real estate owned and held for rental. While maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor Notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Our one-day and thirty day demand investor Notes can cause significant volatility in our cash balances. We contend with this volatility through our liquidity strategy which is discussed below.

The table below illustrates the sales of investor Notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2002	$22,926,619	$18,681,654	81.48%
2003	$26,630,166	$24,697,770	92.74%
2004	$49,008,102	$44,786,895	91.39%
2005	$120,110,831	$96,630,099	80.45%
2006	$106,101,789	$95,933,794	90.42%

One of our primary liquidity needs is the funding of redemption requests on our one-day demand and thirty-day demand Notes. Only holders of one-day demand Notes can make redemption requests on less than thirty days notice, and we make an effort to keep funds available for these requests. Only holders of thirty-day demand Notes can make redemption requests on less than 90 days notice, and if the funds will not be available within thirty days, we would attempt to sell some of our loans receivable to have the funds available to meet requests for funds from these Note holders. All other types of Notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we would attempt to sell loans from our portfolio in bulk to fund redemption requests from our Note holders. However, any sale of loans must comply with the requirements of the Trust Indenture Act of 1939, would require the consent of the trustee for investor Notes and would further be subject to market conditions. As a result of these legal and market factors we may not be able to sell mortgage loans from our portfolio in order to meet redemption requests. If we are unable to obtain liquidity to meet redemption requests we may become in default on the Notes, which would permit, but not require, the indenture Trustee to accelerate the maturity of the Notes, declare all the Notes immediately due and payable, and take other actions permitted by the indenture for the Notes.

The Company has never been unable to meet a redemption request, although this does not guarantee that the Company will have sufficient liquidity to meet all redemption requests in the future. We normally hold 3% to 7% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes. This amount has historically been sufficient for us to meet our redemption obligations. At June 30, 2007, the Company had cash and cash equivalents of $1,221,648, or 2.1% of total assets.

As noted above, our public offering of investor Notes expired in the second quarter of 2006, pending the filing of a new Registration Statement. We currently expect to resume our public offering of investment Notes by late 2007 in selected states. Prior to October 19, 2007, per the SEC, the Company will decide whether to withdraw or amend our Registration Statement No. 333-135330 filed with the SEC in August 2006 and amended in November 2006. In order to resume any public offering of investor Notes, we will need to obtain the consent of the Maryland Securities Division.

Redemption of Notes. As disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in early 2007 we recently exercised our right to make a mandatory call of Notes from certain holders of investor Notes that are residents of states in which our offering was not then registered or otherwise may not have been qualified under those states’ blue sky laws. Accordingly, we redeemed a total of $1.47 million in principal and interest amounts of investor Notes during late December 2006 and early January 2007. Subsequent to March 31, 2007, a small number of accredited investors, most of whom are affiliates of the Company or pre-existing Note holders, elected to retain their investor Notes of approximately $3.1 million in aggregate principal amount, and the Company redeemed approximately $450,000 in principal amount of investor Notes held by other investors.

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

Stockholders' Equity. Total stockholders' equity has decreased as a percentage of total assets over the last six years, from 10.6% at December 31, 1999 to 2.5% at June 30, 2007. During this time period total stockholders' equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. In future periods the Company expects dividends to stockholders to be less than the net income in order to inhibit further decreases in stockholders' equity and also the Company would consider reducing or eliminating dividends in order to preserve Stockholders’ Equity.

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

There were no changes in the Company's internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   - OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2005 we were notified that a lawsuit had been filed against us (In Circuit Court of Montgomery County, Maryland) by a company known as SBM Financial, LLC ("SBM"). SBM claims to operate a business similar to ours. SBM claims that we have intentionally interfered with the ability of SBM to retain their existing investors. Recently, the SEC requested that a receiver be appointed to liquidate the assets of SBM. We believe that the SBM lawsuit is groundless. At present, we expect no material impact on KH Funding as a result of this litigation.

In July 2007, the Maryland Securities Division (the “Division”) submitted a draft Consent Order to the Company relating to the sale by the Company of investor Notes in Maryland and certain other states from May to November 2006.  The draft Consent Order recites that the Company offered and sold investor Notes at a time when the Company did not have an effective registration statement in Maryland, and as a result, the Company offered rescission to certain accredited investors (all of whom declined to rescind their Note purchases) and offered restitution to others through the redemption of Notes and the payment of principal and accrued interest.  The redemption and rescission offering was previously disclosed in the Company’s Form 10-KSB for the year ended December 31, 2006, as well as in the Form 10-QSB for the fiscal quarter ended March 31, 2007.  Under the draft order the Company and the Company’s Chief Executive Officer Robert L. Harris would (i) certify the results of the rescission offering and redemption, (ii) agree in future offerings to comply with all provisions of the Maryland Securities Act and the regulations promulgated thereunder, and (iii) until January 1, 2012, or any period in which the Company has a pending or effective registration statement on file with the Division, submit to the Division copies of all period reports and certifications of the CEO that are required to be filed with the Securities and Exchange Commission.  The Company has not yet entered into the proposed Consent Order.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

Exhibit 10.1	Copy of Promissory Note and Deed of Trust for $2.60 million loan made to a related party

Exhibit 10.2	Copy of Promissory Note and Deed of Trust for $0.59 million loan made to a related party

Exhibit 10.3	Copy of Promissory Note and Deed of Trust for $2.50 million loan made to a related party

Exhibit 31.1 -	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 -	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY
(Registrant)

Dated: October 3, 2007	/s/ William M. Baker
William M. Baker
Chief Financial Officer

(Mr. Baker is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)