Form 10QSB
period 2007-09-30
KH FUNDING CO
filed 2007-11-19
CIK 928800

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

Class	Outstanding as of September 30, 2007
Common Stock, $0.01 par value per share	2,724,981

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	PAGE NOS.

BALANCE SHEETS - September 30, 2007 (UNAUDITED) and December 31, 2006	3

STATEMENTS OF OPERATIONS (UNAUDITED), for the three and nine months ended September 30, 2007 and 2006	4

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), for the nine months ended September 30, 2007 and 2006	5

STATEMENTS OF CASH FLOWS (UNAUDITED), for the nine months ended September 30, 2007 and 2006	6

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)	7-12

KH FUNDING COMPANY
BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash	$165,723	$3,823,013
Investments available for sale:
Marketable securities - at fair value	-	581,149
Other	50,872	50,872
Loans, less allowance for loan losses of $414,354
(2007) and $452,154 (2006)	50,196,902	54,704,020
Accrued interest receivable	2,348,057	1,961,683
Other receivables	807,845	611,397
Prepaid expenses	240,065	294,496
Property and equipment - Net	154,946	143,419
Real estate owned:
Rental property	743,541	814,441
Held for sale	1,745,223	325,223
Other assets	15,988	15,988

Total Assets	$56,469,162	$63,325,701

Liabilities and Stockholders' Equity

Liabilities
Notes and accrued interest payable	$48,272,900	$61,774,343
Other loans payable	6,684,548	-
Accounts payable and accrued expenses	32,874	21,980
Escrows and security deposits	96,089	111,064

Total Liabilities	55,086,411	61,907,387

Stockholders' Equity
Common stock (5,000,000 shares authorized; 2,724,981 shares (2007) and 2,726,951 shares (2006) issued and outstanding, $0.01 par value)	27,250	27,269
Paid-in capital	1,727,534	1,879,783
Accumulated deficit	(186,583)	(269,120)
Subscription note receivable	(185,450)	(185,450)
Accumulated other comprehensive loss	-	(34,168)

Total Stockholders' Equity	1,382,751	1,418,314

Total Liabilities and Stockholders' Equity	$56,469,162	$63,325,701

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$1,489,711	$1,616,788	$4,537,769	$4,295,628
Interest on bank accounts	48	15,281	5,759	112,233
Interest on investments —marketable securities	6,539	6,996	25,267	22,461
Total interest income	1,496,298	1,639,065	4,568,795	4,430,322
Interest Expense
Interest and fees on Notes	991,827	1,078,502	2,945,585	2,910,264
Interest on other loans	124,500	-	325,000	-
Total interest expense	1,116,327	1,078,502	3,270,585	2,910,264
Net interest income	379,971	560,563	1,298,210	1,520,058
Provision for Loan Losses	75,000	55,832	195,000	175,103
Net Interest Income after Provision for Loan Losses	304,971	504,731	1,103,210	1,344,955
Non-interest Income (loss)
Rental income	16,536	13,628	46,057	38,387
Loss on sale of real estate	(8,864)	(130,795)	(20,736)	(156,482)
Loss on sale of securities	(52,567)	-	(52,567)	-
Other	2,742	8,133	8,446	16,837
Total non-interest income (loss)	(42,153)	(109,034)	(18,800)	(101,258)
Non-interest Expense
Salaries and wages	127,827	119,027	374,179	328,407
Professional fees	71,726	51,664	136,106	135,343
Offering costs	40,663	54,663	124,065	168,488
Administration	16,001	19,583	58,521	85,626
Real estate maintenance	19,238	36,704	77,286	82,496
Insurance	22,947	18,282	51,577	56,573
Depreciation	14,746	14,609	43,573	43,745
Rent	28,428	29,171	86,401	89,665
Bank charges	13,788	13,591	34,411	25,275
Other	2,047	3,178	15,754	22,624
Total non-interest expense	357,411	360,472	1,001,873	1,038,242
Net Income (Loss)	$(94,593)	$35,225	$82,537	$205,455
Basic earnings per share	$(0.03)	$0.01	$0.03	$0.08
Diluted earnings per share	(0.03)	0.01	0.03	0.08
Cash dividends paid per common share	0.02	0.02	0.06	0.06

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balances at January 1, 2007	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Additional stock issued	330	4	856	-	-	-	860
Stock Redemptions	(2,300)	(23)	(4,577)				(4,600)
Stock Based Compensation Expense	-	-	15,500	-	-	-	15,500
Dividends Paid $0.06 per share	-	-	(164,028)	-	-	-	(164,028)

Comprehensive income
Net income for period ended September 30, 2007	-	-	-	82,537	-	-	82,537
Change in fair value of investments	-	-	-	-	-	34,168	34,168

Total Comprehensive Income for the Period	-	-	-	-	-	-	116,705

Balances at September 30, 2007	2,724,981	$27,250	$1,727,534	$(186,583)	$(185,450)	$-	$1,382,751

Balances at January 1, 2006	2,555,556	$25,556	$1,603,852	$(429,688)	$(185,450)	$(99,463)	$914,807

Additional Stock Issued	174,395	1,743	451,741	-	-	-	453,484
Stock Based Compensation Expense			36,700				36,700
Dividends Paid $0.06 per share			(159,741)	-	-	-	(159,741)

Comprehensive income
Net income for period ended September 30, 2006	-	-	-	205,455	-	-	205,455
Change in fair value of investments	-	-	-	-	-	51,117	51,117

Total Comprehensive Income for the Period	-	-	-	-	-	-	256,572

Balances at September 30, 2006	2,729,951	$27,299	$1,932,552	$(224,233)	$(185,450)	$(48,346)	$1,501,822

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2007	2006
Cash from Operating Activities
Net income	$82,537	$205,455
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	43,573	43,745
Amortization of loan fees	(87,000)	(126,000)
Provision for loan losses	195,000	175,103
Loss on sale of real estate owned	20,736	156,482
Stock-based compensation expense	15,500	36,700
Loss on sale of securities	52,567

Changes in Operating Assets and Liabilities:
Interest receivable	(386,374)	(529,893)
Prepaid offering costs	167,724	227,636
Prepaid expenses	(113,293)	(203,060)
Unamortized brokerage fees	13,470	(50,743)
Deferred loan origination costs	7,680	(14,708)
Accounts payable and accrued expenses	10,894	(1,805)
Accrued late charges	(7,406)	(14,989)
Increase in prepaid loan expenses	51,941	-
Interest payable (included in notes payable)	1,644,812	1,573,154

Net Cash Provided by Operating Activities:	1,712,361	1,291,299

Cash Flows from Investing Activities
Principal repayments from borrowers	13,489,339	21,286,337
Loans made to borrowers	(10,999,358)	(27,433,890)
Loans purchased	-	(7,364,900)
Proceeds from sale of marketable securities and other investments	562,750	71,761
Collections (payments) for other receivables	(164,086)	(291,420)
Proceeds from sale of other real estate owned	478,473	-
Purchase of property and equipment	(41,887)	(15,370)
Payments on other real estate owned	4,600	(488,449)

Net Cash Provided by (Used in) Investing Activities	3,320,631	(14,072,754)

Cash Flows from Financing Activities
Proceeds from investor notes	2,248,012	87,950,172
Proceeds from other loans	6,684,548	309,982
Principal payments on investor notes	(17,407,737)	(77,044,124)
Proceeds from sales of common stock	860	483,184
Payments on redemption of common stock	(4,600)	-
Payment of dividends	(164,028)	(159,741)
(Decrease) Increase in escrow and security deposits	(47,337)	(72,628)

Net Cash (Used in) Provided by Financing Activities	(8,690,282)	11,466,845

Net Decrease in Cash	(3,657,290)	(1,314,610)

Cash Balance, beginning of period	3,823,013	6,579,242

Cash Balance, end of period	$165,723	$5,264,632

Supplemental Cash Flow Information:
Interest paid	$1,625,773	$1,337,110
Transfer of loans to other real estate owned	$1,856,922	$332,137

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

NOTE A—BASIS OF PRESENTATION

The information contained in this report pertains to the registrant, KH Funding Company. References to the "Company," "KH Funding" or "we," "our" and "us" refer to KH Funding Company.

The financial statements of KH Funding for the three and nine month periods ended September 30, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods then ended. All such adjustments are of a normal and recurring nature.

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

Significant Accounting Policies and Estimates

Note A of the Notes to Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 describes the significant accounting policies used in the preparation of the Company’s financial statements.

Nature of Operations

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

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. As of September 30, 2007 and September 30, 2006 the Company had 341,250 and 471,250 options outstanding, respectively. For the nine months ended September 30, 2007 and 2006, 150,000, and 0 options, respectively, were excluded from the computation of dilutive earnings per share as their effect would have been anti-dilutive.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Basic:
Net (loss) income (attributable to common stock)	$(74,342)	$35,225	$82,537	$205,455
Weighted average common shares outstanding	2,725,331	2,729,951	2,726,485	2,669,276
Basic earnings per share	$(0.03)	$0.01	$0.03	$0.08

Diluted:
Net income (attributable to common stock)	$(74,342)	$35,225	$82,537	$205,455
Weighted average common shares outstanding	2,725,331	2,729,951	2,726,485	2,669,276
Dilutive effect of stock options	240,952	98,750	230,000	91,865

Weighted average common shares outstanding-diluted	2,966,283	2,828,701	2,956,485	2,761,141
Diluted earnings per share	$(0.03)	$0.01	$0.03	$0.07

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and the reporting of unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis, but once applied, the election is irrevocable and is applied to the entire instrument. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

 KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

NOTE C— LOANS RECEIVABLE, IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans Receivable

Loans receivable are stated as unpaid principal balance net of any deferred fees and payments in process, less the allowance for loan losses.

Interest income from loans receivable is recognized using the interest method whereby interest income is recognized using the loan's effective rate based upon outstanding principal. Loan origination fees received from borrowers are deferred and amortized into income over the established average life of related loans under a method which approximates the effective interest rate method. Loan premiums and discounts are also amortized into interest income under the same method.

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

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	September 30, 2007	December 31, 2006
	(unaudited)
Total recorded investment in impaired loans	$550,997	$651,895
Amount of that recorded investment for which there is a related allowance for loan losses	$550,997	$631,289
Amount of related allowance for loan losses associated with such investment	$217,616	$285,316
Amount of that recorded investment for which there is no related allowance for loan losses	$-	$20,606

 KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	For the nine months ended September 30, 2007	For the year ended December 31, 2006
(unaudited)
Average recorded investment in impaired loans during period	$601,446	$744,142
Related amount of interest income recognized within period when loans were impaired	$-	$-
Amount of income recognized using cash basis during time within period that loan was impaired	$-	$-

As of September 30, 2007 and December 31, 2006, the Company had loans of $1,085,753 and $1,748,342, respectively, which were more than ninety days past due and for which the Company continues to accrue interest. The Company has adequate collateral for these loans and management believes that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	(unaudited)	(unaudited)
Beginning balance	$452,154	$369,791
Provision for loan losses	195,000	119,272
Loans charged off	(232,800)	(62,939)
Ending Balance	$414,354	$426,124

NOTE D --- INVESTMENTS

As of September 30, 2007, the Company had no marketable securities. However, marketable securities consisted of the following, December 31, 2006:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds (net of premium)	$615,317	$-	$(34,168)	$581,149

The corporate bond position held at December 31, 2006 was sold in total on August 24, 2007, incurring a loss of $52,267.

In addition, other investments available for sale of $50,872 at September 30, 2007 and December 31, 2006 consist of an equity investment in a private company. The cost of this non-marketable security approximates the fair value of this investment.

NOTE E--RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

Included in notes receivable at September 30, 2007 and December 31, 2006, are 13 notes totaling $10,416,315 and 14 notes totaling $9,571,428, respectively, from officers, stockholders and a company controlled by an officer. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%. The majority (98.3%) of these notes receivable were due from one shareholder who owed $9,739,309 as of September 30, 2007.

 KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

Included in the notes payable and other loans payable balances at September 30, 2007 and December 31, 2006, are 67 notes totaling $11,924,898 and 63 notes totaling $7,421,423, respectively, which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date the note was issued.

During the nine months ended September 30, 2007, we borrowed $24,588,566 from fifteen of our shareholders and one high net worth individual on a short-term basis. We repaid $17,904,018 of the sums borrowed during the nine months ended September 30, 2007 and the remaining $6,684,548 is included in other loans payable as of September 30, 2007. The majority of the borrowings were with one shareholder who was owed $5,503,488 as of September 30, 2007. This debt is due and payable upon demand.

There is a note receivable included in other receivables of $185,450, shown on the balance sheet at September 30, 2007 and December 31, 2006 as contra-equity, made to the Company's CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is seven percent. The stock has a book value of about $51,000 as of September 30, 2007. At September 30, 2007 and December 31, 2006, there was no accrued interest receivable on this loan.

Included in the notes receivable at September 30, 2007 are six loans in the amount of $9,739,309 for the benefit of a significant shareholder. The majority of these loans ($8.68 million) were made during the year ended December 31, 2006 and $1.06 million were made during the nine months ended September 30, 2007. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), KH Funding is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by KH Funding in advance.

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

No stock options were granted during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, 150,000 options were issued to four employees of which 70,000 options were forfeited on July 15, 2007. In addition, 60,000 options expired on September 10, 2007. We accrue related compensation expenses as our options vest in accordance with SFAS123(R), Share-Based Payment. We recognized $15,500 and $36,700 stock-based compensation expense during the nine months ended September 30, 2007 and 2006, respectively, from the vesting of stock options we issued in earlier periods. Stock-based compensation includes the value of stock granted to non-independent board members for their service. This portion of the stock-based compensation expense was zero and $29,700, respectively.

KH FUNDING COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

A summary of stock option activity during the nine months ended September 30, 2007 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	471,250	$2.40		$282,750
Granted	-
Exercised	-
Forfeited or expired	130,000	$2.54		-

Outstanding at September 30, 2007	341,250		2.51	$51,188

Exercisable at September 30, 2007	287,917	$2.20	2.28	$86,375

NOTE G—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

We enter into off-balance sheet arrangements in the normal course of our business. These arrangements consist primarily of our loans which are lines-of-credit or draw-type loans. At September 30, 2007 we had $6.99 million in loans of this type. The unused or unfunded amount on these types of loans totaled $1.28 million as of September 30, 2007.

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

Historically, we have financed our operations through the sale of investor Notes to the public both directly and through select, contracted NASD Broker-Dealers. Our distribution plan was successful, establishing nearly 700 new investment accounts providing over $25 million in funds in 2005 and $12.5 million in funds during the first four months of 2006. However, since the public offering for our investor Notes expired in the second quarter of 2006 we ceased our public offering of Notes to new investors, except for the redeemed or rescinded sales as discussed below. In addition, the Company has continued to renew investors’ Fixed Term Notes upon expiration of the original contractual term of the Notes, unless the investor affirmatively requested that the Note be paid off. During 2007, the Company renewed approximately $5.75 million in principal amount of Fixed Term Notes in this manner. The Company believes that these renewals qualified for an exemption from registration under Section 3(a)(9) of the Securities Act of 1933 (the “Securities Act”).

Also, as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, we exercised our right to make a mandatory call of Notes from certain holders of investor Notes that are residents of states in which our offering was not then registered or otherwise may not have been qualified under those states’ blue sky laws and redeemed a total of $1.47 million in principal and interest amounts of investor Notes during late December 2006 and early January 2007. Subsequent to March 31, 2007, a small number of accredited investors, most of whom are affiliates of the Company or pre-existing Note holders, elected to retain their investor Notes of approximately $3.1 million in aggregate principal amount, and the Company redeemed approximately $450,000 in principal amount of investor Notes held by other investors. The Securities and Exchange Commission (“SEC”) has notified the Company that it must withdraw its Registration Statement No. 333-135330 filed with the SEC in August 2006 and amended in November 2006 prior to December 14, 2007 unless the Company files a post-effective amendment by that date updating the financial statements and other disclosures as required by the Securities Act. Otherwise, the SEC will declare the registration statement to be abandoned. The Company is working toward filing a new registration statement to register the public offering of Notes under the Securities Act, and intends to register a public offering of Notes by coordination in the State of Maryland and selected other states in order to resume the public offering of investor Notes during the 4th quarter of 2007. However, we cannot provide any assurance that the SEC, the State of Maryland or other states will declare our registration statement effective on a timely basis or at all. If we are not successful in resuming our public offering of Notes then we may need to significantly curtail our business and lending operations or stop making new loans or take other steps to provide additional liquidity. See “-Liquidity and Capital Resources.”

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

2. In July 2007, the Maryland Securities Division (the “Division”) submitted a draft Consent Order to the Company relating to the sale by the Company of investor Notes in Maryland and certain other states from May to November 2006.  The draft Consent Order recites that the Company offered and sold investor Notes at a time when the Company did not have an effective registration statement in Maryland, and as a result, the Company offered rescission to certain accredited investors (all of whom declined to rescind their Note purchases) and offered restitution to others through the redemption of Notes and the payment of principal and accrued interest.  The redemption and rescission offering was previously disclosed in the Company’s Form 10-KSB for the year ended December 31, 2006, as well as in the Form 10-QSB for the fiscal quarters ended March 31, 2007 and June 30, 2007.  Under the draft Consent Order, the Company and the Company’s Chief Executive Officer, Robert L. Harris, must (i) certify the results of the rescission offering and redemption, (ii) agree in future offerings to comply with all provisions of the Maryland Securities Act and the regulations promulgated thereunder, and (iii) until January 1, 2012, or any period in which the Company has a pending or effective registration statement on file with the Division, submit to the Division copies of all periodic reports and CEO certifications that are required to be filed with the Securities and Exchange Commission.  The Company has recently been in contact with the Division and anticipates entering into the proposed Consent Order in the near future.

 3. On October 5, 2007, our Chief Financial Officer resigned. He was replaced on an interim basis by our Chief Executive Officer until a replacement is found. We are currently searching for a new Chief Financial Officer.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets. Total assets decreased by $6,851,939, from $63,325,701 at December 31, 2006 to $56,473,762 at September 30, 2007. The size of our loan portfolio decreased $4,507,118 ending at $50,196,902. Cash decreased $3,657,290, from $3,823,013 at December 31, 2006 to $165,723 at September 30, 2007. The decrease in total assets is primarily a result of the expiration of our offering for the sale of investor Notes in the second quarter of 2006 while at the same time we have continued to make redemptions on Investor Notes. See "Liquidity and Capital Resources".

Liabilities. Total liabilities decreased by $6,820,976, from $61,907,387 at December 31, 2006 to $55,086,411 at September 30, 2007. The net decrease was primarily due to a decrease (redemptions) of $13,501,443 in investor Notes, offset by an increase of $6,684,548 in other loans payable.

Equity. Total stockholders' equity decreased by $30,963 from $1,418,314 at December 31, 2006 to $1,387,351 at September 30, 2007. The decrease was due to cash dividend distributions of $164,028, offset by $15,500 in stock-based compensation, $856 in stock sold, net income of $82,537, and the elimination of accumulated other comprehensive loss of $34,168 by the sale of marketable securities.

Past Due Loans. We generally purchase or make "hard collateral" loans, based largely on collateral value and in which the loan amount is below 70% of the collateral value. As of September 30, 2007 we held nine loans that were more than 90 days past due but are still accruing interest. The total principal and interest due on these loans was $1,085,753. Six of the loans, totaling $1,014,448, are first trust real estate loans on which we do not expect to suffer any loss due to collateral value, and we anticipate that the other three loans of $71,305 will move to current status in the near future. We continue to accrue interest on these loans based on the underlying collateral value and payment history. We monitor these loans on a continual basis.

Non-Accrual Loans. As of September 30, 2007, there were 14 loans in non-accrual status with an outstanding principal balance totaling $550,997. The majority of these loans are first trust loans that are well collateralized based on recent valuations. In the event we have to foreclose on any of these loans, we do not expect any loss in excess of specific reserves associated with the loans. We have a specific reserve of $217,616 and a general reserve of $196,738 as part of our total reserve of $414,354 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Nine Months Ended September 30, 2007 and 2006

Net interest margin. The average yield earned on loans receivable was 10.74% for the nine months ended September 30, 2007 and 11.05% for the nine months ended September 30, 2006. The average rate paid on investor Notes increased to 7.07% for the nine months ended September 30, 2007 from 6.43% for the nine months ended September 30, 2006, due primarily to an increase in the contractual rates we are required to pay on investor Notes that have been renewed. Overall, the net margin on interest decreased to 3.67% for the nine months ended September 30, 2007, from 4.62% for the nine months ended September 30, 2006. This net margin is calculated using contractual rates and excludes fee income and expense. The current net margin of 3.67% is at or near its historical low. The Company does not expect any further significant decrease.

Net Income. Net income for the nine months ended September 30, 2007 was $82,537 compared to net income of $205,455 for the nine months ended September 30, 2006.

Interest Income. Total interest income was $4,568,795 for the nine months ended September 30, 2007, compared to $4,430,322 for the same period in 2006. The additional income resulted primarily from an increase in the average interest rate on loans receivable. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $3,270,585 for the nine months ended September 30, 2007, and $2,910,264 for the corresponding period in 2006. The additional expense resulted primarily from an increase in the interest rates paid on investor Notes outstanding. The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $195,000 for the nine months ended September 30, 2007, compared to $175,103 for the nine months ended September 30, 2006. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest losses of $18,800 during the nine months ended September 30, 2007 compared to losses of $101,258 for the corresponding period in 2006. The difference was primarily due to the later period having an increase in the rental income from other real estate owned and smaller losses on the sale of other real estate owned, offset only partially by losses on the sales of securities.

Non-Interest Expense. We experienced a decrease in non-interest expense to $1,001,873 for the nine months ended September 30, 2007 from $1,038,242 for the nine months ended September 30, 2006. Increases in salaries and wages and bank charges were more than offset by decreases in offering costs and various administration costs.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Comparison of Operating Results for Three Months Ended September 30, 2007 and 2006

Net interest margin. The average yield earned on loans receivable was 10.74% for the three months ended September 30, 2007 and 11.38% for the three months ended September 30, 2006. The average rate paid on investor Notes increased to 7.29% for the three months ended September 30, 2007 from 6.64% for the three months ended September 30, 2006, due primarily to an increase in the contractual rates we are required to pay on investor Notes. Overall, the net margin on interest decreased to 3.45% for the three months ended September 30, 2007, from 4.74% for the three months ended September 30, 2006. This net margin is calculated using contractual rates and excludes fee income and expense.

Net Income/Loss. Net loss for the three months ended September 30, 2007 was $94,593 compared to net income of $35,225 for the three months ended September 30, 2006.

Interest Income. Total interest income was $1,496,298 for the three months ended September 30, 2007, compared to $1,639,065 for the same period in 2006. The decrease in interest income was due primarily to a decrease of $127,077 in interest earned on loans between the two periods. This decrease was due to a decline in our loans receivable portfolio due to normal payoffs and limitations on loan originations. Interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1,116,327 for the three months ended September 30, 2007, and $1,078,502 for the corresponding period in 2006. The increase in interest expenses resulted primarily from interest on additional borrowing, and an increase in the interest rates paid on investor Notes outstanding that were renewed. The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $75,000 for the three months ended September 30, 2007, compared to $55,832 for the three months ended September 30, 2006. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest losses of $42,153 during the three months ended September 30, 2007 compared to a loss of $109,034 for the corresponding period in 2006. The difference was primarily due to a decrease in the losses on the sale of other real estate owned and the sale of marketable securities.

Non-Interest Expense. We experienced a decrease in non-interest expense to $357,411 for the three months ended September 30, 2007 from $360,472 for the three months ended September 30, 2006. Increases in salaries and wages, professional fees, and insurance costs were more than offset by decreases in offering costs, real estate maintenance, and various administration costs in the current period as compared to the prior period.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, net cash provided by operating activities was $1,712,361. The components of this were net income, depreciation, loan losses, fixed assets, compensation, and other non-cash charges, and an increase in interest payable, all totaling $2,235,872, offset by an increase in interest receivable, amortization and prepaid expenses.

For the nine months ended September 30, 2007, net cash provided by investing activities was $3,320,031 The expenditures included $10,999,339 for loans made to borrowers and $205,973 for payments on other receivables and purchases of property and equipment. These expenditures were offset by principal repayments from borrowers of $13,489,339 and proceeds received from the sale of real estate and marketable securities of $1,112,189 during the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, net cash used in financing activities was $8,690,282. Net proceeds from other loans payable (borrowings) of $6,684,548 and investor notes of $2,248,012, together with sales of common stock of $861 were offset by principal payments on investor notes of $17,407,737, a decrease in escrow and security deposits of $47,337, and dividend distributions and stock redemptions of $168,629.

During 2007, the Company received money from the sales of its Notes and all such monies received have been returned to the investors. Also, during 2007, the Company has been able to raise cash by borrowing from some of its larger shareholders and a few high net worth individuals, all of which are considered to be "insiders." Also, as is discussed under "Overview" above, during 2007, the Company has renewed Fixed Term Notes held by investors upon maturity.

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

One of our primary liquidity needs is the funding of redemption requests on our one-day demand and thirty-day demand Notes. Only holders of one-day demand Notes can make redemption requests on less than thirty days notice, and we make an effort to keep funds available for these requests. Only holders of thirty-day demand Notes can make redemption requests on less than 90 days notice, and if the funds will not be available within thirty days, we would attempt to sell some of our loans receivable to have the funds available to meet requests for funds from these Note holders. All other types of Notes, that is the term notes of one, three and five years, are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. If necessary, we would attempt to sell loans from our portfolio in bulk to fund redemption requests from our Note holders. However, any sale of loans must comply with the requirements of the Trust Indenture Act of 1939, may require the consent of the trustee for investor Notes and would further be subject to market conditions. As a result of these legal and market factors we may not be able to sell mortgage loans from our portfolio in order to meet redemption requests. If we are unable to obtain liquidity to meet redemption requests we may become in default on the Notes, which would permit, but not require, the indenture Trustee to accelerate the maturity of the Notes, declare all the Notes immediately due and payable, and take other actions permitted by the indenture for the Notes.

The Company has never been unable to meet a redemption request, although this does not guarantee that the Company will have sufficient liquidity to meet all redemption requests in the future. We normally hold 3% to 7% of our assets in cash and cash equivalents to fund redemptions of one-day demand Notes. This amount has historically been sufficient for us to meet our redemption obligations. At September 30, 2007, the Company had cash and cash equivalents of $165,723, or 0.29% of total assets, a historically low level. The day after the close of the period, on October 1, 2007, the Company received a loan payoff of $600,000 that was expected.

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

Stockholders' Equity. Total stockholders' equity has decreased as a percentage of total assets over the last seven years, from 10.6% at December 31, 1999 to 2.5% at September 30, 2007. During this time period total stockholders' equity in dollars has remained fairly constant while total assets in dollars have increased, causing the equity-to-assets ratio to decrease. Although the ratio has decreased compared to what it has been in the past, management believes that the present ratio remains adequate. In future periods the Company expects dividends to stockholders to be less than the net income in order to inhibit further decreases in stockholders' equity and also the Company would consider reducing or eliminating dividends in order to preserve Stockholders’ Equity.

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

There were no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2007, the Maryland Securities Division (the “Division”) submitted a draft Consent Order to the Company relating to the sale by the Company of investor Notes in Maryland and certain other states from May to November 2006.  The draft Consent Order recites that the Company offered and sold investor Notes at a time when the Company did not have an effective registration statement in Maryland, and as a result, the Company offered rescission to certain accredited investors (all of whom declined to rescind their Note purchases) and offered restitution to others through the redemption of Notes and the payment of principal and accrued interest.  The redemption and rescission offering was previously disclosed in the Company’s Form 10-KSB for the year ended December 31, 2006, as well as in the Form 10-QSB for the fiscal quarters ended March 31, 2007 and June 30, 2007.  Under the draft Order, the Company and the Company’s Chief Executive Officer, Robert L. Harris, must (i) certify the results of the rescission offering and redemption, (ii) agree in future offerings to comply with all provisions of the Maryland Securities Act and the regulations promulgated thereunder and (iii) until January 1, 2012, or any period in which the Company has a pending or effective registration statement on file with the Division, submit to the Division copies of all periodic reports and CEO certifications that are required to be filed with the Securities and Exchange Commission.  The Company has certified the results of the recission offering and redemption, and expects to enter into the Consent Order in the near future.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

Exhibit 31.1 -	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 -	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Exhibit 5.02 -	Resignation of the Chief Financial Officer and Designation of Interim Chief Financial Officer

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY
(Registrant)

Dated: November 19, 2007	/s/ Robert L. Harris
Robert L. Harris
Chief Financial Officer (Interim)

(Mr. Harris is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)