Form 10KSB
period 2007-12-31
KH FUNDING CO
filed 2008-04-15
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

Registrant’s revenues for its most recent fiscal year were: $6,117,128.

There is no established market for the registrant’s common equity. Based on the last sale price of the registrant’s common stock known to the registrant ($2.00 per share on August 16, 2007), the aggregate market value of the voting and non-voting common equity held by non-affiliates is $5,449,968.

As of March 31, 2008, there were 2,574,981 outstanding shares of the registrant’s common stock.

PART I

This Annual Report of KH Funding Company on Form 10-KSB contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which KH Funding Company operates; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-KSB, general economic, market or business conditions; changes in interest rates, the cost of funds, and demand for loan products and services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. For a more complete discussion of these and other risk factors, see Item 1 of Part I under the heading “Risk Factors”. Except as required by applicable laws, we do not intend to publish updates or revisions of forward-looking statements we make to reflect new information, future events or otherwise.

As used in this annual report, the terms “Company”, “KH Funding” and “we”, “our”, and “us” refer to KH Funding Company.

ITEM 1.  DESCRIPTION OF BUSINESS

General

KH Funding conducts mortgage banking operations from its headquarters in Silver Spring, Maryland. Our primary business activities consist of originating, acquiring and servicing mortgage and business loans. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second mortgage loans secured by residential real estate from other lenders and banks around the country. To fund our operations, we rely on interest income generated from our lending and investment activities and from proceeds from sales of interest bearing debt securities to investors (“investor notes”),

Our net income depends largely upon our net interest income, which is the difference between interest income we earn from our loans and investments, referred to as interest-earning assets, and interest expense that we pay on investor notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income may be affected by general economic conditions, policies established by regulatory authorities and competition.

Operations

We operate from a suite of offices located in Silver Spring, Maryland. We act as a mortgage banker or purchaser of mortgage and business loans and perform the record keeping, loan administration and servicing functions with regard to our assets and liabilities. For example, our mortgage loan servicing includes collecting payments, paying property taxes and insurance, and if necessary, instituting foreclosure procedures. We also administer our program of selling fixed and variable rate debt securities of varying maturities. In addition, in February 2003 we were approved by the Internal Revenue Service as a retirement account trustee. We accept and administer purchases of our investor notes for IRA and SEP accounts. Currently, these services are provided by KH Funding personnel that have other responsibilities; however, we intend to expand these trust services in the future.

Our assets of $53.39 million at December 31, 2007 consist primarily of cash, mortgage loans, real property and investment securities. In the normal course of business we collect the income generated by the assets; receive funds from investors; handle the redemption of investor notes; and maintain and track the receipts, disbursements and balances on escrow accounts established by our borrowers.

The following table sets forth certain information relating to our net interest spread for the five years ended December 31, 2007. The average yield and cost of funds are derived by dividing interest income or interest expense by the average balance (exclusive of nonaccrual loans and of unamortized fees and costs) of loans receivable or investor notes, respectively, for the years shown. The interest categories are at contract rates and exclude the amortization of related fee income and expense.

Year	Average Yield Loan Portfolio	Cost of Funds Investor Notes	Net Interest Rate Spread
2003	10.74%	6.00%	4.74%
2004	10.89%	5.69%	5.20%
2005	10.66%	6.03%	4.63%
2006	11.05%	6.53%	4.52%
2007	10.65%	7.09%	3.56%

Technology

We maintain an off-site secondary location which has full back-up operability with up-to-date information. The software we use to track our loan portfolio is used commercially by over 300 other subscribers. Our investment account software was made to our specifications to allow us to service the holders of our investor notes in an efficient and timely manner.

Customer Service

We provide monthly statements and timely, personal service to our investors, which have always cultivated a good “word-of-mouth” referral system. We have developed and made available to our investors on-line access to their accounts at our Internet website, www.khfunding.com. The website allows investors to view their account information at anytime, such as account balances, maturity dates and recent transactions. Access to the website allows investors to complete transfers from one account to another account, order wire transfers, and request withdrawals.

Business Strategy

Our business strategy is to grow and enhance our profitability by increasing our portfolio of mortgage and business loans. We anticipate that the funds necessary to carry through with this strategy will come from our lending activities and proceeds of sales of our investor notes. In addition, we may seek to raise funds through private sales of our capital stock.

Starting in the fourth quarter of 2004, we expanded the distribution for our investor notes by engaging in strategic alliances with several major financial services firms throughout the country. We currently have signed selling agreements with three NASD registered broker-dealers with a network of over 1,200 registered representatives in the Midwest and West. These alliances have given us the ability to sell our investor notes through a network of financial intermediaries in defined geographic locations. To date, our distribution plan has been very successful, establishing close to 700 new investment accounts providing us with over $25,000,000 in funds. In 2006, sales by these broker-dealers established approximately 522 new investment accounts and provided over $11 million in funds. We plan to further increase our distribution network, and are currently in negotiations with other NASD member broker-dealers interested in distributing our investor notes in parts of the United States where we are not currently represented.

Our business strategy has been hampered during the past two fiscal years because we have not been able to sell our investor notes in our principal markets. In June 2006, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) and with several state securities regulators, including the Division of Securities of the Office of the Maryland Attorney General (the “Maryland Securities Division”), to register the sale of up to $250,000,000 of our investor notes. Although the SEC and several state securities regulators declared this registration statement effective, the Maryland Securities Division did not. On January 23, 2008, we filed an amended registration statement to update certain information and to renew the registration process. Again, although the SEC and several state securities regulators declared the amended registration statement effective, we are still working with the Maryland Securities Division to have it declared effective in Maryland. In 2008, the Maryland Securities Division informed us that it is investigating a former employee who allegedly misappropriated funds of an investor between 2004 and 2006. This employee resigned in December 2007. As a result of these delays, we have not been able to sell our investor notes from Maryland or to Maryland residents, which is our largest market. Accordingly, our ability to raise funds through sales of our investor notes is currently very limited. We are working diligently with the Maryland Securities Division in furtherance of this amended registration statement and hope that it will be declared effective in the near future.

We intend to continue managing our assets and maintaining strict collection procedures for any problem assets in order to increase our profitability. We expect to realize more operating efficiencies and cost controls as we invest the proceeds from future offerings, as we do not expect significant additional personnel or facilities will be needed.

Market Area and Credit Risk Concentration

Our lending activities are concentrated primarily in the Washington, D.C. and Baltimore, Maryland metropolitan areas. We also purchase residential mortgage loans from banks and other lenders in other states. At December 31, 2007, our average loan size was approximately $245,000. Our larger loans, above $250,000, are made with a strong emphasis on collateral-based underwriting as opposed to relying primarily on credit scoring.

Competition

We face significant competition both in making loans and in attracting investor funds. Our competition for loans comes principally from commercial banks, mortgage companies, insurance companies and other financial service companies; often these are local (and sometimes smaller) independent loan companies or individuals. Our competition for investor funds has historically come from competitors offering uninsured products, such as the mutual fund industry, securities and brokerage firms and insurance companies, as well as insured money market accounts and certificates of deposit at commercial banks.

Our experience has been that in originating loans and acquiring loans, there has been increased competition from large institutions. We do not believe that this trend is material to our financial condition or operations at this point. However, if this trend continues, it is possible that we may have difficulty originating or obtaining loans that meet our standards or that we will have difficulty competing with these larger originators, which often enjoy a lower cost of funds.

Once we are again able to sell our investor notes in our major markets, we believe that we will continue to be able to attract investors to our investment products. Our one, three and five year fixed term investor notes are priced at rates that are normally more than 200 basis points (2%) above insured investments for a similar term at commercial banks. Our one day and 30 day investor notes are competitively priced with other uninsured investments that have similar features such as checking account and withdrawal features. We provide holders of our one day demand notes with KH Funding-investor joint checking accounts through Bank of America and other local banks to access their funds (this feature is not offered to South Carolina residents). The checking account privileges are exclusively for funds invested in investor notes and allow the holders of one day demand notes to execute redemption or investment requests conveniently, quickly and with less expense than by wire transfer or the mail. The holder may write a check against the account, which reduces the note balance. The holder may add to their investment by making deposits at the bank through which the checking accounts are provided.

Lending Activities

Our loan portfolio consists primarily of first and second mortgage loans that we have originated or acquired from other lenders. We also hold several business line-of-credit and fixed-term loans that we have directly originated. A small portion of our portfolio contains loans for consumer purposes such as auto and personal loans, and a few loans secured by the borrower’s non-real estate assets, such as stock.

Some of the mortgage loans we make and acquire are considered “sub-prime loans”. Sub-prime mortgage loans generally have higher delinquency and default rates than mortgage loans made to prime borrowers. At December 31, 2007, our sub-prime loans represented 8.81% of our total loans. We attempt to manage these risks with risk-based mortgage loan pricing, appropriate underwriting policies, appropriate loan collection methods, and reliance on the “hard-collateral” value of the underlying collateral for each loan. We believe that our exposure to problems in the sub-prime market is limited as a result of several factors. First, we believe that we are underwriting our sub-prime mortgage loans to a higher standard than the failing and delinquent loans from the more aggressive lenders in the mortgage industry. Second, we do not offer the loan products that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate or purchase have loan to value (“LTV”) ratios at the time the loan is made that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Third, our size does not require us to generate or purchase high volumes of sub-prime mortgage loans so we can look much more closely at the individual borrowers, as in the case of loans that we originate. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation.

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

First Mortgage Lending

Direct Origination. We primarily originate first mortgage loans for investment (rented) residential real estate, and small commercial properties. For these commercial property mortgage loans, we require an independent appraisal, title and hazard insurance and a recorded deed of trust in our name. In addition, for commercial loans we generally require an environmental site assessment be performed. Further, we may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance. We monitor to ensure that all applicable taxes are paid and insurance is maintained.

At origination, these loans generally have LTV ratios of 80% or less, with an average of 70%, at the time the loan is made. Credit scores of the borrowers generally range in the mid 600’s, with average scores of 500 for sub-prime loans and 640 for prime loans. Credit scores are determined by complex computer programs which take into consideration many factors. There are three companies that are the primary providers of credit reports and credit scores for individuals. We generally obtain credit reports and/or credit scores from all three companies, and are a member of one, Equifax. Credit scores range from the 400s to the 800s. The lower the score, the lower the “quality” of credit or creditworthiness of the individual. Credit scores from 580 to mid-600’s will generally indicate a “C/C+” borrower, mid-600s to 680 is an “B-/B/B+” borrower, high-600s to low-700s is an “A-” borrower and 720 or higher is an “A” borrower. Lenders adopt different guidelines for acceptability regarding credit scores. For us a credit score of 580 to the 800s (the highest score possible) is within the range of acceptability in order to make or acquire a loan, however, we prefer the credit score to be in the mid-600s and above. The borrowers with a score below the mid-600s must provide us with a reason, or reasons, which mitigate the below mid-600s score.

Acquired Loans. The first mortgage loans we acquire nationwide are generally 90% LTV, or less, and they have been made to sub-prime borrowers. The majority of these loans are for lower-priced properties and the interest rates are usually 9.5% to 11.5%. We have not acquired any of these loans since 2004.

Second Mortgage Lending

Direct Origination. The majority of our stand-alone, second mortgage loans, in which we do not hold a first mortgage on the property, are on owner-occupied properties in which the borrowers are consolidating debts. The average LTV at the time the loan is made is up to 100%. The borrowers’ credit scores generally start at 580 and average in the low 600’s. The origination of these loans was discontinued in 2005.

Acquired Loans. We only acquire second mortgage loans if they have a total LTV at the time the loan is made of less than 100%. We formerly purchased loans with LTVs of up to 125%. However, we discontinued that practice in 2000. We also greatly curtailed purchasing stand-alone second mortgage loans in 2000, as we would prefer to also hold the first mortgage when a loan has a combined LTV of more than 90%. However, with a credit score in the low to mid 600’s and up, we will still purchase stand-alone second mortgage loans.

Business Lending

We directly originate loans to small businesses. We do not acquire small business loans. Most of the loans we make of this type are for a business generating less than $1,000,000 in gross revenue. If the business owns real estate, we will obtain a lien on the property(ies) owned by the business as part of our loan. If the business does not own real estate, we will usually place a lien on the primary residence of the owner(s) of the business. We prefer to extend credit facilities to a business only when the fair value of the equity in the real estate we have a lien on exceeds the loan amount. We are more collateral-sensitive when making business loans than we are “cash flow” sensitive. In other words, if we are considering a loan for a development stage or start-up business and we find the business plan or the results of operations for the business borrower to be reasonably acceptable, and the credit score of the borrower to be at the high end of our range of acceptability, then we will make the loan provided we are well secured with real estate collateral. Generally, the cash flow will not be present at the time the loan is closed, but will be expected to develop with the use of the loan proceeds. However, we do require that the borrower(s) have good credit and the current ability to repay the loan. In the instances in which a business has accounts receivable as a primary source of repayment, we will obtain a lien on the accounts receivable.

Other Assets Lending

Some of the loans in our portfolio are not secured by real estate or business assets. Automobiles and our investor notes secure the majority of these loans. These types of loans are generally made to borrowers with whom we have a long-standing relationship.

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

The following table sets forth the composition of our loan portfolio by collateral type in dollar amounts for the periods indicated:

	As of December 31,
Loans By Collateral Type	2007	2006
Residential Real Estate First Mortgage	$11,441,120	$15,403,919
Business Assets and Commercial Real Estate First Mortgage	3,049,002	2,948,930
Residential Investment Property First Mortgage	30,711,891	33,023,531
Residential Real Estate Second Mortgage	750,253	1,153,487
Other Assets (Auto, Stock)	1,719,596	1,978,712
Other Loans (Over Equity, Medical and Unsecured)	417,008	407,751
Total loans receivable	48,088,870	54,916,330

Unearned fees and other	291,798	239,844
Less allowance for loan losses	(495,480)	(452,154)
Total loans receivable, net	$47,885,188	$54,704,020

Loan Approval Procedures and Authority

Our Chief Executive Officer may approve any loan up to and including $500,000. Our Chief Executive Officer and another member of our Board of Directors together must approve all loans over $500,000.

Security of Loan Collateral Procedures

We have no internal appraisers and, as such, we rely on independent appraisers to determine the value of collateral underlying a loan. For commercial property mortgage loans, in addition to an independent appraisal, we generally require an environmental site assessment to be performed. We also require title and hazard insurance on the property for all first and second mortgage loans. We require a recorded deed of trust or mortgage. In addition, we may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance. We monitor these loans to ensure that all applicable taxes and insurance are timely paid.

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

Loans in non-accrual status totaled $510,697 and $651,895 at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, we had loans of $5,002,259 and $1,748,342, respectively, which were more than 90 days past due and for which we continue to accrue interest. We believe that these loans are adequately collateralized and that both the principal and the related accrued interest are collectible.

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase, and consists of rental and held for sale real estate. At December 31, 2007 and 2006, we had held for sale real estate owned of $1,568,655 and $325,223, respectively, which are considered non-performing assets. At December 31, 2007 and 2006, we had held for rent real estate owned of $675,914 and $814,441, respectively.

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

The most common known risk in the loan portfolio is a non-performing or impaired loan (i.e., the loan is more than 90 days late and the possibility of collection is remote). If we have specific knowledge or some other reason to consider a loan impaired, management reviews the loan to determine if an impairment loss is required. Collections on the loan reduce the balance of the impaired asset.

If the non-accrual loan begins performing again, then it is reclassified as a performing asset and will accrue interest retroactively from the last date interest had been previously accrued.

If the impaired loan is only partially recovered, or if after all legal remedies have been exhausted no recovery, or no additional recovery, is available, then the un-recoverable portion is written off against the loan loss allowance and the balance of the loan loss allowance is decreased by the amount of the loan being written-off.

Our historical loan loss experience is as follows:

Year Ended December 31,	Average Total Loans	Write-Offs Net of Recoveries	Percent
2003	$15,900,842	$111,278	0.70%
2004	$17,676,284	$244,389	1.38%
2005	$32,473,227	$114,568	0.35%
2006	$49,784,567	$230,495	0.46%
2007	$51,330,764	$466,859	0.91%

At December 31, non-performing assets were as follows:

	2007	2006
Loans on non-accrual status	$510,697	$651,895
Real estate held for sale	1,568,655	325,223
Total nonperforming assets	$2,079,352	$977,118
Loans 90 days past due and still accruing interest	$5,002,259	$1,748,342

Management believes that all of the loans 90 days past-due which are still accruing interest are adequately collateralized (based on recent appraisals) and the evaluation of guarantees. Management does not anticipate the loss of principal or accrued interest receivable on these loans.

Governmental Regulations

Federal and State Licensing and Supervision

We may from time to time be subject to federal and state laws and regulations relating to banking or lending operations. These regulations may:
•	require us to obtain and maintain additional licenses and qualifications;
•	Subject us to supervision of and examination by regulatory agencies;
•	limit the interest rates, fees and other charges that we are allowed to collect;
•	limit or prescribe other terms of our loan arrangements with borrowers; and/or
•	subject us to potential claims, defenses and other obligations.

USA PATRIOT Act

Congress adopted the USA PATRIOT Act (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. This law may impose significant burdens on us to the extent it applies, now or in the future, to our operations.

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the lending industry and ultimately of KH Funding are affected by the monetary and credit policies of governmental authorities, including the Board of Governors of the Federal Reserve System (the “FRB”). An important function of the FRB is to regulate the national supply of credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of lending institutions in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates or loan demand or their effect on our business and earnings.

Federal Securities Laws

We are subject to information reporting and other requirements of the Exchange Act. The federal Sarbanes-Oxley Act of 2002 and the regulations adopted in furtherance thereof made several changes to the Exchange Act to which we are subject. These changes impose additional requirements and restrictions on us, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that we file with the SEC, and other corporate governance requirements.

Environmental Laws. Certain environmental regulations may affect our operations. For example, our ability to foreclose on the real estate collateralizing our loans may be limited by environmental laws which pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs relating to the contaminated property. While we would not knowingly make a loan collateralized by real property that was contaminated, it is possible that the environmental contamination would not be discovered until after we had made the loan.

Future Legislation

Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of the financial services industry. We cannot predict whether such proposals will be adopted or their effect on us if they are adopted.

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

Insurance

We maintain the following types of insurance for the benefit of KH Funding:
•	Bankers Bond: fidelity and theft coverage of $500,000;
•	Mortgage Impairment: covers losses to properties when the borrower’s policy has expired;
•	Property Damage-Vacant Properties: covers losses to properties immediately after we take title, if they are vacant;
•	Liability Coverage-Vacant Properties: covers liability losses to individuals at vacant properties after we take title;
•	Key Man Life: $2.7 million payable to KH Funding in the event of the death of Robert L. Harris;

•	Key Man Disability: $12,000 per month payable for one year to KH Funding in the event of the disability of Robert L. Harris
•	Umbrella Liability: $2 million in excess liability coverage above any primary liability coverage that we maintain;
•	Landlord Policies for Individual Rental Properties: basic insurance for rented properties;
•	Health Insurance: maintained for the benefit of the employees; and
•	Business Owners Policy: comprehensive business and liability coverage
•	Director’s and Officer’s Liability:

Personnel

At December 31, 2007, we had five full-time employees (working more than 30 hours per week) and three part-time employees (working fewer than 30 hours per week.)

Risk Factors

Our business, results of operations, financial condition, and investments in our securities, including our investor notes, are subject to a number of risks, including the risks set forth below. You should carefully consider these risks when making investment decisions with respect to KH Funding. Additional risks and uncertainties, including those that are not yet identified or that we currently think are insignificant, may also adversely affect our business, results of operations and financial condition.

Our current ability to raise funds for continued operations is limited due to our inability to sell investor notes from or in Maryland.

Historically, a significant portion of our working capital has come from the proceeds of sales of our investor notes. As noted above, we filed a registration statement with the SEC in June 2006 to register the sale of Series 3 and Series 4 investor notes in the aggregate amount of $250,000,000. Although the SEC declared this registration statement effective, it was not declared effective by the Maryland Securities Division. On January 23, 2008, we filed an amendment to the registration to bring it up to date and to renew our selling efforts. Again, although the SEC declared the amendment effective, the Maryland Securities Division has not yet done so. Because we sell many of our investor notes from Maryland and to Maryland residents, our ability to raise funds through sales of our investor notes is currently very limited. We are working diligently with the Maryland Securities Division so that our amended registration statement may be declared effective as soon as possible, but we cannot predict when this will occur, if at all. Management believes that we have sufficient cash resources and assets to meet our current liquidity needs. However, the timing and amounts of investor note redemptions are unpredictable, and our limited ability to sell investor notes at this time could have a materially adverse impact on our financial condition if we were to receive investor note redemption requests in an amount that exceeds our cash resources, cash in flows from loans, including unscheduled and unpredictable prepayments, and the cash we can obtain through the liquidation of our saleable assets to satisfy those redemption requests. These liquidity and capital resources concerns, if realized, could jeopardize our ability to continue as a going concern. See Note B to the audited financial statements presented elsewhere in this report and the section entitled “Liquidity and Capital Resources” contained in Item 5 of Part II of this report for further information about this risk.

We have experienced net losses in recent fiscal years and may not achieve consistent profitability.

In the last five fiscal years of operation, we reported net losses for the fiscal years ended December 31, 2007, 2005 and 2004. Although we believe we have a good business model, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

Our assessment of the quality of loans we originate and acquire may be inaccurate.

Before we purchase or originate loans, we perform an evaluation of the loans in order to determine whether they are suitable for our portfolio. Our initial evaluation of the loans may be flawed and actual results may be different than expected which, if unfavorable, could adversely affect our financial condition and results of operations. See the section entitled “Lending Activities” in Item 1 of Part I of this report. The majority of our loans are “hard collateral” loans. A hard collateral loan is a loan in which the loan amount is equal to or less than 70% of the value of the collateral. Even if these loans default, we underwrite them in such a manner that the underlying collateral should be adequate to cover both the principal and interest due on the loan. Nevertheless, in the future, our loan loss percentage could increase, our assessment of collateral values may be inaccurate, and/or collateral values may decrease due to changes in economic or other conditions, any of which could adversely affect our profitability. See the section entitled “Allowance for Loan Losses” in Item 1 of Part I of this report.

Our borrowers may fail to repay their loans.

Almost all of our income is generated from our lending business. Thus, the primary risk associated with our business is that persons to whom we lend money will fail to repay their loans or will fail to make timely payments to us. If any our borrowers fail to repay their loans when due, then we may be unable to make payments under our Notes and our investors may lose part of all of their investments. The risks relating to the ability of our borrowers to repay their loans are discussed in more detail below. It is impossible to predict whether one of our borrowers will default or what impact any one borrower’s default may have on our business.

Changes in the economic conditions in our lending areas could have a material adverse impact on our financial condition, the ability of our borrowers to repay their loans and the value of the real estate and other collateral securing those loans.

Our lending activities are concentrated in the Washington, D.C. and Baltimore, Maryland metropolitan areas. Any negative changes that arise in the economy and/or real estate market of these areas could have a negative impact on our net income, the ability of our borrowers to make payments under their loans, and any recovery we or you can obtain by proceeding against the collateral securing those loans. The national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. These problems have had the effect of decreasing the amount of credit that is available to borrowers. As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire. These adverse changes in the real estate markets could reduce our ability to make pay our debts as they come due, including investor note redemption requests.

Some of the loans we make and acquire are sub-prime loans, which generally have higher delinquency and default rates than prime mortgage loans.

In the last five years, we have increased our purchasing of loans originated by brokers, banks and other lenders that are considered sub-prime loans and we may to continue to expand this component of our operations in the future. At December 31, 2007, we held sub-prime loans in the amount of $4.19 million, or 8.81% of our total loans. Sub-prime loans are loans made to persons with weak credit records or reduced repayment capacities. Sub-prime mortgage loans generally have higher delinquency and default rates than mortgage loans made to prime borrowers. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan.

Recently, the sub-prime mortgage banking environment has experienced considerable strain from rising delinquencies and liquidity pressures. Several high profile sub-prime mortgage lenders have failed. The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions, as well as several significant sub-prime mortgage originators.

Although we attempt to manage the risks associated with the sub-prime loans that we originate and purchase as described in Item 1 of Part I of this report under the heading “Lending Operations”, if there is a major downturn in real estate values and we experience significant loan defaults, we may not be able to prevent or materially diminish an adverse affect on our financial condition or results of operations. If our underwriting and collection policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be materially and adversely impacted.

We operate with limited capital levels and stockholders’ equity.

Capital represents the amount that a corporation’s stockholders have invested in the corporation at any point in time. Generally, a stockholder’s right to a return on his or her capital investment is subordinate to the other obligations of the corporation. Accordingly, in the event of a dissolution or liquidation of the corporation, capital is paid only after all persons who have a senior right to payment, such as preferred security holders and holders of debt, have been paid. A greater amount of capital provides a greater amount of protection to debt holders in the event of a liquidation or dissolution. As of December 31, 2007, our debt-to-equity ratio is 2.0%, and stockholders’ equity at December 31, 2007 was 1.95% of our total assets. These levels are not considered adequate to fully protect our investors against losses in the event we became insolvent or had to liquidate. Accordingly, holders of our securities could lose all or a part of their investments if we were to become insolvent or forced to liquidate and our assets at that time were not sufficient to satisfy our obligations to those holders. For further information about this risk, see the section of Item 6 of Part II of this report entitled “Liquidity and Capital Resources”.

We have not established a line of credit with any other lender to provide funds for operations.

To fund our operations and to repay our investor notes, we rely solely on our net income from operations and funds received from investors who purchase our investor notes and, from time to time, shares of our common stock. We do not maintain any line of credit with any lender and have no present intention of establishing such a line of credit. Accordingly, if our net income and other traditional sources of funds are not sufficient to pay our debts and other obligations as they come due, our operations, and thus our financial condition and results of operations, could be materially and adversely impacted.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of, among other things, general economic, political and regulatory conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, the value and marketability of the collateral for the loan, loan concentrations, our loan loss experience, current loan portfolio quality. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends all of which may undergo material changes. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses would result in a decrease in our net income and capital and could have a material adverse effect on our financial condition.

Our remedies for collecting on a defaulted loan may be inadequate.

We may fail to collect funds from originated and acquired loans. Our ability to fully recover amounts due under the originated and acquired loans may be adversely affected by, among other things:
•	the financial failure of the borrowers;
•	adverse changes in the values of the real estate or other property that are pledged to secure our loans;
•	the purchase of fraudulent loans;
•	misrepresentations by a broker, bank or other lender;
•	third-party disputes; and
•	third-party claims with respect to security interests.

Any of these events could require us to seek enforcement of a borrower’s guarantee, which could prove to be inadequate to fully collect the loans. Therefore, we may experience losses on acquired or originated loans in the future. These potential future losses may be significant, may vary from current estimates or historical results and could exceed the amount of our reserves for loan losses. We do not maintain insurance covering such losses. In addition, the amount of provisions for loan losses may be either greater or less than actual future write-offs of the loans relating to these provisions. Any of these events could have a materially adverse effect on our business. See “Allowance for Loan Losses” in Item 1 of Part I of this report.

Our lending and investment activities are not diverse.

Our operations primarily consist of, and our income is derived from, investing in mortgage loans that we purchase from brokers, banks and other lenders and from loans that we make to small businesses and individuals. In addition, we invest excess cash in investment grade debt securities issued by financial companies that we hold for liquidity and investment purposes. Further, we hold as investments many of the properties on which we foreclose. Most of these properties are held as rental investments. This lack of diversification, of investing only in loans, and to a lesser degree in bonds and real estate, increases our exposure to the risk of loss if a substantial number of our loans become uncollectible. This increases the risk that uncollectible loans could materially affect our financial results.

Our lending activities are concentrated in the Washington/Baltimore metropolitan areas.

Our success depends in large part on the general economic conditions of the Baltimore-Washington metropolitan area. The local economic conditions in the areas have a significant impact on the demand for our loans as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We may not be able to sustain our historical levels of loan originations and acquisitions.

It will be necessary for us to continue adding loans to our investment portfolio because we need to re-invest proceeds of loan payoffs and invest the additional capital received from the sale of our Notes. Our ability to sustain the level of loan originations and purchases needed depends upon a variety of factors outside our control, including:
•	interest rates;
•	economic conditions in our primary market area;
•	decline in real estate values;
•	competition; and
•	regulatory restrictions.

Our success is dependent in part on our senior management team.

We are dependent upon the continued services and experience of our senior management team, including Robert L. Harris, our Chief Executive Officer, Chief Financial Officer, and President, James E. Parker, a Vice President, Louise B. Sehman, our Secretary, and Ronald L. Nicholson, a Vice President. We depend on the services of Messrs. Harris, Parker, and Nicholson and Ms. Sehman and other future members of our senior management team to, among other things, continue our growth strategies and maintain and develop our client relationships.

We have no employment or non-compete agreements with any of our executive officers or other employees. The loss of the services of any of our senior management or any of our other key employees would disrupt our operations and would delay our planned growth while we worked to replace those employees. We currently have in place, on a continuing basis, director and officer insurance. We maintain “key person” life insurance on Robert L. Harris only. As a result, if any of our other key employees were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses. In addition, if Mr. Harris were to die or become unable to provide services for us, there is no assurance that the insurance proceeds would be sufficient to recover any resulting losses.

Some of our officers, directors and principal stockholders have invested in our investor notes, which may create conflicts of interest.

As of December 31, 2007, certain of our officers, directors and principal stockholders held investor notes payable in the aggregate principal amount of $11.44 million. Although such persons’ relationships with KH Funding encourages them to act in our best interests, circumstances could arise where such individuals, particularly those that are members of our Board of Directors, will be in a position of allocating available cash in a manner that may not be in our best interests or the best interests of our other security holders. In addition, as of December 31, 2007, loans made by us to some of our officers, directors and stockholders totaled $10.65 million. Although we believe that each of these transactions were on terms as favorable as could have been obtained from an unrelated party, they could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor. This could have a material adverse effect on our business, operating results and financial condition. See the Item 12 of Part III of this report for further information about our transactions with related parties.

We have loaned significant amounts of money to some of our officers and stockholders.

From time to time, in the ordinary course of our business, we make loans to our officers, directors and stockholders. At December 31, 2007, we had 12 loans receivable totaling $10,649,192, or 22.24% of all loans, from officers, stockholders and entities controlled by stockholders. See Note I and Note N to the financial statements presented elsewhere in this report for further information about these loan concentrations. Of these loans, six loans were made to a significant stockholder and/or her affiliates with an aggregate balance due at December 31, 2007 of $9.98 million, of which $400,736 is unsecured, $5,705,000 is secured by first or second mortgages on 10 apartment buildings in Baltimore, Maryland, a first mortgage on a residential property in Woodbine, Maryland, shares of KH Funding common stock and KH Funding investment accounts owned by the borrowers, $224,862 is secured by shares of KH Funding common stock, and $3,648,645 is secured by a second lien on commercial property in Langley Park, Maryland. As of December 31, 2007, all of the loans to this stockholder and her affiliates were past due and on the watch list, but were brought current by March 31, 2008. Although these borrowers are current and management believes these loans are adequately collateralized based on current appraisals, no guarantees can be made as to future financial condition of these borrowers or future changes in the values of the underlying collateral. Generally, our loans to insiders present the same risks as our other loans.

Our Board of Directors does not have a separately-designated compensation committee, which may cause conflicts of interest with our directors and certain of our officers.

Currently, we do not have a compensation committee and do not have plans to form such a committee. Our Board of Directors makes decisions regarding compensation, including the compensation for directors and executive officers. Our Board of Directors is not entirely comprised of independent members, and our Chief Executive Officer, who also serves as our Chief Financial Officer, is a member of the Board of Directors. This situation may give rise to conflicts of interests between KH Funding and our directors and certain of our officers, which may not necessarily be resolved in our favor. This could have a material adverse effect on our business, operating results and financial condition.

Our lending activities subject us to the risk of environmental liabilities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our securities are not insured against loss by the FDIC or any governmental agency.

Neither the Federal Deposit Insurance Corporation nor any other governmental or private agency insures our common stock or our investor notes. The repayment of our investor notes is dependent solely upon our earnings, our working capital and other sources of liquidity available to us. If these sources of repayment are inadequate, investors could lose their entire investment.

Our liquidity and capital resources could be significantly impacted by redemption requests from holders of our investor notes.

We do not contribute funds on a regular basis to a separate account, commonly known as a sinking fund, to redeem our investor notes upon maturity. Accordingly, holders of the investor notes must rely on our cash reserves, which we fund with revenues from operations, and other sources of liquidity (such as saleable loans and investment securities) for redemption. Our ability to generate revenues from operations in the future is subject to general economic, financial, competitive, legislative, statutory and other factors that are beyond our control. Therefore, funds from these sources may not be sufficient to meet our anticipated future operating expenditures and debt repayment obligations as they become due.

The holders of our one day demand notes are given the option to withdraw funds by providing one day’s advance notice to us of their redemption request, or through the use of a KH Funding-investor joint checking account provided through Bank of America and other local banks. These redemption privileges necessitate that we keep adequate cash reserves available to accommodate immediate redemption requests, which could cause the company to suffer severe cash fluctuations. In an attempt to manage this potential risk, we have established “maximum balance” limits on the amount of our one day and 30 day demand notes that may be held by any one investor. Specifically, no one investor may hold more than an aggregate of $250,000 in one day demand notes and, no one investor may hold more than an aggregate of $500,000 in our 30 day demand notes. We reserve the right to waive these maximum balance limits for any investor; however, we only do so in very limited instances and after careful analysis of the facts and circumstances. These maximum balance limits do not provide complete protection from the possibility of severe cash fluctuations or shortages.

If we were to experience a large number of redemption requests in a short period of time and our cash reserves or saleable assets were not sufficient to satisfy these requests, holders of our investor notes would not be timely paid and could lose some or all of their investments. At December 31, 2007, approximately $7.52 million of our one day demand notes were outstanding and approximately $13.85 million of our 30 day demand notes were outstanding. At that same date, we had approximately $0.10 million of cash and cash equivalents and approximately $11.44 million in residential first mortgage loans that we believe could be sold to satisfy redemption demands. See Item 5 of Part II of this report under the heading “Liquidity and Capital Resources” for a more detailed discussion on our liquidity strategy.

We have the right to make a mandatory call of the our investor notes.

We may prepay the outstanding principal amount of our fixed term notes and demand notes at any time without penalty or premium. If we do so, investors may not be able to re-invest with us or elsewhere at comparable interest rates and may, therefore, earn less interest income than originally expected.

Our Series 4 investor notes are unsecured and subordinate in right of repayment to our Series 3 investor notes and any other senior debt we may incur.

Our Series 4 investor notes are unsecured obligations of KH Funding and are subordinated to our Series 3 investor notes and any other senior debt we may incur. If we were to become insolvent, our senior debt would have to be paid in full prior to payment of our Series 4 investor notes in our liquidation. As a result, there may not be adequate funds or assets remaining to pay the principal and interest on the Series 4 investor notes.

A change in market interest rates may reduce our profits and impair our ability to repay our investor notes.

Rapid changes, either upward or downward, in interest rates may adversely affect our profits. Any future rise in interest rates may:
•	reduce customer demand for our products;
•	widen investor spread requirements;
•	change loan prepayment rates;
•	increase our cost of funds;
•	reduce the spread between the rate of interest we receive on loans and interest rates we must pay under our investor notes; and
•	limit our access to borrowings in the capital markets.

We are subject to risks associated with decreases in interest rates because we have issued fixed rate investor notes with scheduled maturities of over one year. At December 31, 2007, we had $16.67 million of fixed rate investor notes with scheduled maturities greater than one year. If market interest rates decrease in the future, the rates paid on our fixed rate investor notes that we issue in the future could exceed the current market rate paid for similar instruments which could result in a reduction in our profitability which could impair our ability to repay our investor notes.

ITEM 2.  DESCRIPTION OF PROPERTY

We rent office space from which we operate our headquarters at 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901. The annual rent for this office space is $101,748, and the lease expires on October 31, 2015.

The real estate we own is generally acquired at foreclosure or through a deed-in-lieu of foreclosure. The more expensive properties on which we foreclose are sold as soon as possible. Generally, we rent out the lower and medium priced single-family residential properties we acquire through foreclosure and continue ownership for a short period. Often these properties have a rental value that is high relative to its carrying value. If so, we have an opportunity to maximize profits from an ultimate sale by finding a good tenant, making cosmetic and appliance upgrades, and then selling the property for, hopefully, a higher market value than may have been realized by a quick sale. In order to determine the fair market value of a foreclosed property we obtain an appraisal from a licensed real estate professional. Management believes that our properties are adequately insured.

We currently own residential real estate in the following areas:

•	one property held for sale in Louisville, Mississippi;
•	one property held for sale in Gainesville, Georgia;
•	four properties held for sale in South Bend, Indiana;
•	one rental property in Grand Prairie, Texas;
•	one rental property and one property held for sale in Washington, DC;
•	one rental property in Montgomery, Alabama;
•	one rental property in Waco, Texas;
•	two rental properties in Leander, Texas; and
•	one rental property in Greenwood, South Carolina
•	one rental property in Silver Spring, Maryland
•	one property held for sale, South Carolina

ITEM 3.  LEGAL PROCEEDINGS

On March 8, 2005, we were notified that a lawsuit had been filed against us (in the Circuit Court of Montgomery County, Maryland) by SBM Financial, LLC (“SBM”). SBM claims to operate a business similar to ours and that we have intentionally interfered with its ability to retain their existing investors. We believe that the SEC has requested that a receiver be appointed to liquidate the assets of SBM. We believe that this lawsuit has no merit, and we expect it to have no material impact on our financial condition or results of operations.

We are at times, in the ordinary course of business, a party to legal actions normally associated with a lending institution. Management believes that no currently pending ordinary course litigation is likely to have a material adverse impact on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holders and Dividends

As of December 31, 2007, there were 52 holders of record of our common stock holding 2,724,981 shares. There is no established trading market for the shares of our common stock, and transactions are infrequent and privately negotiated by the buyer and seller in each case. Management cannot predict whether any market will develop in the near future. The following table sets forth, to the extent known to us, the high and low sales prices for the shares of our common stock for each quarterly period of 2006 and 2007.

	2006		2007
	High	Low	High	Low
First Quarter	$3.00	$3.00	No sales
Second Quarter	No sales	No sales	2.60	2.60
Third Quarter	No sales	No sales	2.00	2.00
Fourth Quarter	2.60	2.60	No sales	No sales

Cash dividends on shares of our common stock are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, statutory requirements, and stockholder return. Accordingly, there can be no assurance that dividends will be declared in the future. The Board suspended paying quarterly dividends after the second quarter of 2007 to preserve capital. The following table sets forth the dividends declared on our common stock for each quarterly period in 2006 and 2007, stated in cents per share.

	2006	2007
First Quarter	$0.02	$0.02
Second Quarter	0.02	0.02
Third Quarter	0.02	0.00
Fourth Quarter	0.02	0.00

Equity Compensation Plan Information

The following table contains information about these equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	80,000	$3.18	850,000

Equity compensation plans not approved by security holders (2)	161,250	$2.00	N/A

Total	241,250	$2.39	850,000

(1)	Securities were granted under our 2005 Equity Incentive Plan, which was approved by stockholders in 2005.
(2)
Securities issued under compensation plans not approved by stockholders include stock options and common stock purchase warrants issued to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for services or other consideration provided to us. Both stock options and warrants permit the recipient to purchase shares of our common stock upon the exercise of the option or warrant and the payment of the exercise prices specified in those grants. These issuances were not made pursuant to any formal policy or plan, but instead were issued on such terms and conditions as the Board of Directors determined appropriate at the time of grant or sale.

Recent Sales of Unregistered Equity Securities

The only sale of unregistered equity securities in 2007 occurred on April 26, 2007. This sale involved 330 shares of our common stock at a purchase price of $2.60 per share. Net proceeds to us were $858. This transaction was consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as not involving a public offering.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. Our business operations are conducted solely from our headquarters in Silver Spring, Maryland.

We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second residential mortgage loans nationwide from other lenders and banks.

We have over 1,300 investors who have purchased our investor notes dating as far back as 1990. The note purchasers have been attracted primarily through word-of-mouth referrals. The proceeds from the sale of our investor notes are used for investment in real estate mortgage loans, business loans, investment grade debt securities and real property and also to redeem outstanding investor notes. As discussed elsewhere in this report, our ability to sell our investor notes in our principal markets is currently very limited due to the fact that our amended registration statement has not yet been declared effective by the Maryland Securities Division. As a result of this delay, our ability to raise funds for operations outside our regular operations income is also currently very limited.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Total Interest Income	$6,035,475	$6,144,252	$3,534,054	$2,274,933	$1,968,514
Interest Expense	4,338,073	4,041,679	2,412,360	1,297,978	1,273,677
Provision for Loan Losses	510,185	312,858	251,048	266,700	146,379
Non-interest (Loss) Income	(17,086)	(78,307)	101,078	121,637	89,987
Non-Interest Expense	1,434,656	1,550,840	1,016,039	929,365	634,279
Net Income (Loss)	(264,525)	160,568	(44,315)	(97,473)	4,166
Per Common Share Data:
Basic Earnings (Loss) Per Share(1)	(0.10)	0.06	(0.02)	(0.04)	-0-
Diluted Earnings (Loss) Per Share(1)(2)	(0.10)	0.06	(0.02)	(0.04)	-0-
Dividends per share (1)	0.04	0.08	0.10	0.15	0.15

(1)	Shown in cents per share.

(2)	Shows the potentially dilutive effects of shares issuable under our stock option plan if the options are not anti-dilutive, shown in cents per share.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and marketable securities	$95,622	$4,404,162	$7,177,851	$3,328,093	$4,245,066
Loans less allowance for loan losses	47,885,190	54,704,020	40,678,941	20,144,798	15,590,526
Real estate owned	2,244,569	1,139,664	802,815	709,973	1,014,254
Other assets(1)	3,167,560	3,077,855	2,110,938	2,039,085	2,280,217
Total assets	53,392,939	63,325,701	50,770,545	26,221,949	23,090,908
Notes payable	51,219,963	61,774,343	49,681,335	24,817,403	19,980,673
Participation loans	261,764	-	-	107,248	105,636
Other liabilities(2)	872,146	133,044	174,403	101,446	1,322,686
Total liabilities	52,353,873	61,907,387	49,855,738	25,026,097	21,408,995
Stockholders equity	1,039,066	1,418,314	914,807	1,195,852	1,681,913
Other Financial Data:
Return on average assets(3)	(0.45)%	0.28%	(0.12)%	(0.40)%	0.02%
Return on average equity(4)	(0.22)%	13.76%	(4.20)%	(6.77)%	0.31%
Stockholders’ equity to total assets (5)	1.95%	2.04%	1.81%	4.56%	7.28%
Stockholders’ equity to loans outstanding (5)	2.17%	2.59%	2.25%	5.94%	10.79%
Loan Portfolio:
Principal funded during period	$12,412,719	$40,285,035	$37,727,240	$12,841,741	$6,875,053
Principal received during period	$16,911,098	$26,060,326	$16,733,748	$8,005,490	$6,970,257
Average interest rate for period	10.65%	11.05%	10.66%	10.89%	10.74%
Loan charge-offs as a percent of total portfolio at end of period	0.50%	0.46%	0.35%	1.38%	0.75%
Investor Notes Payable:
Sale of notes during period	$2,321,330	$106,101,789	$120,110,831	$49,008,102	$26,630,166
Redemption of notes during period	$14,912,760	$95,933,794	$96,630,099	$44,786,895	$24,697,770
Average interest expense rate	7.09%	6.53%	6.03%	5.69%	6.0%

(1)	Consists of the sum of the following: accrued interest receivable, prepaid expenses, other receivables, investments—other, property and equipment-net, and other assets.

(2)	Consists of the sum of the following: other loans payable, accounts payable and accrued payroll liabilities, long-term lease liability, and escrows and security deposits.

(3)	Using average of beginning and ending balances for assets, and earnings for period (annualized).

(4)	Using average of beginning and ending balances for equity, and earnings for period (annualized).

(5)	Using year-end totals.

Comparison of Financial Condition at December 31, 2007 and 2006

Assets. Total assets decreased $9.93 million, or 15.69%, to $53.39 million at December 31, 2007, from $63.33 million at December 31, 2006. The size of the gross loan portfolio decreased to $47.89 million at December 31, 2007 from $54.70 million at December 31, 2006. These decreases resulted primarily from loan payoffs coupled with our inability to fully implement our business strategy by raising capital through the sale of our investor notes during 2007. In addition, in January 2007 we were required by the Maryland Securities Division to redeem an aggregate of $464,511 in investor notes that were sold to unaccredited investors without registration.

As of December 31, 2007 and 2006, non-accrual loans totaled $510,697 and $651,895, respectively.

Information related to non-performing assets and accruing past due loans are as follows:

	2007	2006
Non-accrual loans	$510,697	$651,895
Foreclosed real estate held for sale	1,568,655	325,223
Total non-performing assets	$2,079,352	$977,118

Ratio of non-performing assets to:
Total loans and foreclosed assets	4.20%	1.78%
Total assets	3.89%	1.54%

Loans 90 days or more past due and still accruing interest	$5,002,259	$1,748,342

Ratio of loans 90 days or more past due and still accruing to:
Total loans	10.45%	3.19%
Total assets	9.37%	2.76%

As of December 31, 2007 and 2006, there were loans of $5,002,259 and $1,748,342, respectively, more than 90 days past due on the books of the Company that continue to earn interest. Management believes that these loans are well-collateralized, and the borrowers, in most cases, are making scheduled payments.

Liabilities. Total liabilities decreased $9.55 million, or 15.43%, to $52.35 million at December 31, 2007, from $61.91 million at December 31, 2006. The decrease was largely the result of the redemption of outstanding investor notes in 2007, including the notes that the Securities Division required us to redeem in January 2007.

Equity. Total stockholders’ equity decreased to $1,039,066 in 2007 from $1,418,314 in 2006 due to the payment of cash dividends to common stockholders in 2007 and the current years’ net loss of $264,525. These dividends were suspended after the second quarter of 2007 to preserve capital.

Off-Balance Sheet Arrangements. We enter into off-balance sheet arrangements in the normal course of our business. These arrangements consist primarily of our lines-of-credit or draw-type loans. At December 31, 2007, we had $6.30 million in loans of this type, compared to $16.3 million at December 31, 2006. The unused or unfunded amount on these types of loans totaled $ .98 million at December 31, 2007, compared to $3.42 million at December 31, 2006.

In addition to our credit commitment as outlined above, we have certain contractual obligations that are discussed below under “Liquidity and Capital Resources” of this Item 5.

Comparison of Operating Results for Years ended December 31, 2007 and 2006

The average yield earned on loans receivable decreased to 10.65% for fiscal year 2007 from 11.05% for fiscal year 2006. The decrease was due primarily to the increased payoffs of higher interest rate loans during the falling interest rate environment of 2007.

The average rate paid on investor notes increased to 7.09% for fiscal year 2007 from 6.53% for fiscal year 2006. The net result was a decrease in net interest rate spread, which was 3.56% for 2007 as compared to 4.52% in 2006.

Net (Loss) Income. Net loss for the year ended December 31, 2007 was $264,525, compared to net income of $160,568 for the year ended December 31, 2006. The loss in 2007 was due primarily to $60,000 in write downs related to two real estate properties held as real estate owned that were acquired prior to 2007 to recognize a deterioration in property condition and market conditions, and mark-downs to net realizable value of two properties acquired by foreclosure in 2007. The two properties acquired in 2007 were originally booked at an aggregate fair market value of $1.55 million. Historically, we carried real estate owned on our books at market value, but beginning this year we reduced the values by an additional 10% to cover costs of sale to provide for a more conservative book value. This change resulted in a combined $155,000 write down on these two loans. Additionally, our ability to make and acquire loans in 2007 and 2006 was hampered by our inability to raise funds through the sale of our investor notes.

Interest Income. Total interest income was $6.04 million in 2007, compared to $6.14 million in 2006. The decrease resulted primarily from a decrease in loans outstanding due to the increased frequency of loan payoffs in 2007. The interest income for all periods includes point and fee income, interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $4.34 million in 2007, compared to $4.04 million for 2006. The increase resulted from an increase in the average rate paid on investor notes to 7.09% in 2007 from 6.53% in 2006. The interest expense includes fees paid to broker-dealers who sold our investor notes.

Provision for Loan Losses. The provision for loan losses was $510,185 in 2007 and $312,858 in 2006. Our non-accrual loans were $510,697 at December 31, 2007 and $651,895 at December 31, 2006, and our foreclosed real estate held for sale was $1,568,655 and $325,223, at those same respective dates. Our allowance for loan losses was $495,480 at the end of 2007 and $452,154 at the end of 2006. Relative to loan write-offs in 2007 of $466,860, our provision for loan losses of $510,185 is about 109% of our write-offs.

Non-Interest (Loss) Income. We had a non-interest loss of $17,086 in 2007 and a non-interest loss of $78,307 in 2006. The loss in 2007 was due to a write down of an investment held for sale, a loss on the sale of investment securities and losses on the sale of real estate.

Non-Interest Expense. Non-interest expense decreased to $1,434,656 in 2007 from $1,550,840 in 2006. The decrease was the result of reductions of $67,329 in investor note offering cost expenses and $62,246 in real estate maintenance expenses.

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

Liquidity and Capital Resources

To make and acquire loans, to satisfy redemption requests from holders of our investor notes and to otherwise fund operations, we depend on the availability of cash and cash equivalents. Our primary sources of cash are principal and interest payments on loans, proceeds from the sales of participation interests in loans, income from our investments, rental income, and the proceeds from the sale of investor notes. While maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale of investor notes and mortgage loan prepayments are unpredictable and greatly influenced by interest rate trends, economic conditions and competition. Our one day demand notes are a major cause of turnover in our cash positions. During 2007, we received approximately $17.1 million in loan payments, which included unscheduled prepayments and payments due at maturity, and paid approximately $12.6 million in net investor note redemptions.

If funds are not readily available to meet our liquidity needs, we historically have sold some of our mortgage loans and available-for-sale investment securities. We generally buy and originate more loans than are readily saleable, but we try to structure our acquisitions so that we have the ability to sell these loans and increase our cash position in a relatively short period of time. At December 31, 2007, we held more than $11.44 million in mortgage loans that we believe could be sold within a short period of time. It should be noted, however, that the national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. These problems have had the effect of decreasing the amount of credit that is available to borrowers. As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire. We, and our ability to liquidate assets to satisfy liquidity needs, could be adversely impacted by this uncertain real estate market. At December 31, 2007, we had no available-for-sale investment securities, compared to $581,149 at December 31, 2006. The decline in available-for-sale securities resulted primarily from the sale of these securities during 2007 to fund operations and the fact we are not actively investing in marketable securities because their rates have remained constant, while the Federal-Funds Target Rate has increased, therefore reducing the margin and making them a less attractive investment option. We expect to begin investing in marketable securities again when corporate bond rates increase, but in the meantime, we are investing more in lower yielding loans that can be sold quickly.

As stated above, however, our ability to sell investor notes in our principal markets is currently very limited due to delays in registering our current offering with the Maryland Securities Division. Our cash and cash equivalents have been significantly impacted by this delay. At December 31, 2007, cash and cash equivalents were $0.10 million, compared to outstanding one day demand notes of $7.52 million and outstanding 30 day demand notes of $13.85 million. Overall our cash dropped during 2007 and 2006 due to payments and payoffs of mortgage loans. Additionally, redemptions of our investor notes in 2006 and 2007 exceeded sales of investor notes due to our limited ability to sell investor notes. During 2007, we accepted loans (Other loans payable) from some of our existing security holders in the net amount of $.70 million.

Management believes that the risk of not being able to fund investor note redemption requests exists only if the requests for redemption exceed the amount of readily available cash (i.e., if our liquidity is insufficient to fund redemptions). Upon the sale of an investor note, the funds for redemption are immediately available. Part of our investment strategy is to invest proceeds of sales of our investor notes into higher yielding, less liquid investments, such as mortgages, in which case the funds are available, just not immediately. Only holders of one day demand investor notes can ask for funds sooner than 30 days after investment, and we make an effort to keep funds available for these requests. Holders of 30 day demand investor notes can ask for funds sooner than 90 days after investment. All other types of investor notes are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. We strive to maintain sufficient liquidity to meet all anticipated redemption requests. To this end, we normally hold 5% to 20% of our assets in cash and cash equivalents to fund redemptions of one day demand notes, which has historically been sufficient for us to meet our obligations.

The table below illustrates the sales of investor notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2003	$26,630,166	$24,697,770	92.74%
2004	$49,008,102	$44,786,895	91.39%
2005	$120,110,831	$96,630,099	80.45%
2006	$106,101,789	$95,933,794	90.42%
2007	$2,321,330	$14,912,760	(1)
(1) not meaningful

The maturities of investor notes at December 31, 2007 are as follows:

Balance
Series 3 Demand Notes
One Day	$7,519,914
30 Day	13,848,001
Series 3 Fixed Term Notes:
Due within 1 year	9,748,504
Due in 1 to 3 years	6,227,802
Due in 3 to 5 years	7,129,547
Series 4 Fixed Term Notes:
Due within 1 year	2,122,904
Due in 1 to 3 years	337,031
Due in 3 to 5 years	4,417,792

Subtotal	51,351,495
Unamortized brokerage costs	(131,532)
Total investor notes, net	$51,219,963

All one, three and five year fixed term investor notes are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. These features were designed to provide us with ample notice for redemptions. If necessary, we sell loans individually or in bulk to fund requests from holders of these notes. For example, at December 31, 2007, we held $42.15 million in first lien residential and investment property loans that we believe can be sold in part to a participant bank or in whole to other lenders. Further, we held $3.80 million in business line-of-credit loans and second lien loans which earn higher yields than the first trust loans and can also be sold, although generally they take longer to sell and are sold at a discount. The estimated market value of these loans exceeds the outstanding balance of our outstanding one day demand and 30 day demand notes, under which the investor could request redemption at December 31, 2007 of $ 21.38 million. See Note B and Note D to our financial statements included elsewhere in this report for additional information about our liquidity.

We intend to continue to expand our operations through future public offerings of investor notes marketed by us and select, contracted broker-dealers and from the private placement of our common stock. We also intend to increase our capital level as a percent of total assets through the private sale of stock from time-to-time. However, there is no assurance that such transactions will occur, especially in light of the current delay in the effectiveness of our amended registration statement covering the sale of investor notes.

Once we are again able to sell investor notes, we expect that we will be able to attract more investors who are interested in our longer-term fixed rate notes. We are now offering trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a longer-term nature, which complements our preferred mode of investing.

Net proceeds from our investor note offerings received in prior years have been used to fund new loans. However, rather than directly originating new loans, in the last five years we have purchased ever-larger portions of loans that have been added to our portfolio and are now purchasing approximately 80% of our new loans. We intend to continue the expansion of this wholesale component of our operations and have it be a major part of our loan acquisition strategy. This increased wholesale component should enable us to expand our operations and increase our net profit with a limited amount of additional personal and expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component in our operations.

Additionally, we intend to purchase more liquid, marketable loans and to increase the volume of loans we purchase. To increase our investment and portfolio activity, we plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Known Trends, Events or Uncertainties

Impact of Inflation and Interest Rates - Our financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is generally to increase the value of underlying collateral for the loans we make. Unlike typical industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our financial performance than the effects of inflation generally have on the typical industrial companies.

Critical Accounting Policies

The SEC has issued guidelines on the disclosure of critical accounting policies, which are those policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are disclosed in Note A to the audited financial statements presented elsewhere in this report. Management believes the following significant accounting policies also are considered critical accounting policies:

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

Recent Accounting Pronouncements

Pronouncements Adopted

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133 and SFAS No. 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In May 2007, the FASB issued FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. These interpretations are effective for fiscal years beginning after December 15, 2006. The adoption of these interpretations did not have a material impact on our financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this standard effective January 1, 2008, with no material impact on our financial condition, results of operations or liquidity.

Pronouncements Issued But Not Yet Effective

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the implementation of SFAS 159 to have a material impact on our financial position or results of operations.

On November 5, 2007, the SEC released Staff Accounting Bulletin (“SAB”) 109, Written Loan Commitments Recorded at Fair Value Through Earnings. This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Management has evaluated the effects of the rule and does not anticipate a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), “Business Combinations.” SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the implementation of SFAS 141R to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), Business Combinations. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management does not anticipate the adoption of this standard to have a material impact on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KH Funding Company
Silver Spring, Maryland

We have audited the accompanying balance sheets of KH Funding Company (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As is more fully explained in Note B to the financial statements, the Company has not yet gained approval from the Securities Division of the Office of the Maryland Attorney General to offer and sell certain investor notes from Maryland or to Maryland residents. Although the Company is presently able to meet its current liquidity needs, this delay and resulting inability to raise capital through sales of investor notes presents a significant risk that the Company may have difficulty meeting its future liquidity needs, which include making and acquiring loans, redeeming outstanding investor notes, and paying other operational expenses. This risk would be realized if the Company were to receive investor note redemption requests, the timing and amounts of which are unpredictable, in amounts that exceed its cash resources, cash inflows from loans, including unscheduled and unpredictable prepayments, and the cash it can obtain through the liquidation of saleable assets. Additionally, stockholders’ equity at December 31, 2007 has decreased to 1.95% of total assets which we believe is inadequate to fully protect against potential losses. Although the Company has been able to meet its liquidity needs in the past through sources of funds other than investor note proceeds, the Company's current situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stegman & Company

Baltimore, Maryland
April 10, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

This annual report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only this management’s report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”). Based on its evaluation, management has concluded that there are material weaknesses in our internal control over financial reporting and that, accordingly, the Company’s internal control over financial reporting was not effective as of December 31, 2007.

A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The material weaknesses relate to the following:

•
Lack of tangible audit trails, such as documentation, dates, and signatures, of the performance of control activities such as review of journal entries, reconciliation of accounts, and valuation of collateral and properties.

•	Missing supporting documentation for loan files.

•
We had one person, Mr. Harris, performing the roles of the Chief Executive Officer and Chief Financial Officer. As a result, the Company did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.

•	CEO/CFO membership on the Audit Committee of the Board of Directors, which prevented the Audit Committee from being comprised solely of independent directors during 2007.

Although management believes that appropriate control activities are performed by Company personnel, we recognize the need for better documentation so that the performance of our business and controls can be independently verified through our periodic internal control assessments. We are currently taking steps to implement audit trails for all key control activities. Also, we are in the process of reviewing the loan and investor files and obtaining any missing information so that all incomplete loan and investor files can be made complete. Because the Company has a limited number of employees, management has a significant level of involvement in the activities of the Company. Moreover, management believes that the Company’s operations are not overly complex and that, accordingly, the performance of the CEO and CFO roles can be managed by a single person. The Company’s current capital resources are limited, and the hiring of a separate CFO will likely further limit these resources. Nevertheless, the Company plans to separate the CEO and CFO duties currently handled by Mr. Harris by hiring a Chief Financial Officer during 2008. Finally, Mr. Harris resigned as member of the Audit Committee effective January 16, 2008. The Company will report on progress in improving these controls throughout 2008.

Even though management is not aware of any instance in which the Company failed to identify or resolve a control or disclosure matter or failed to perform a timely and effective review, the deficiencies described above could result in a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these deficiencies constitute material weaknesses.

Notwithstanding management’s assessment that our internal control over financial reporting was not effective as of December 31, 2007, management believes that the financial statements included in this annual report correctly present in all material respects our financial position, results of operations and cash flows for the fiscal years covered herein.

April 14, 2008

/s/ Robert L. Harris
President, Chief Executive Officer, and Chief Financial Officer

KH Funding Company

Balance Sheets as of December 31,

	2007	2006

Assets
Cash	$95,622	$3,823,013
Investments available for sale
Marketable securities - at fair value	-	581,149
Other	25,436	50,872
Loans receivable, less allowance for loan losses of (2007) $495,480 and (2006) $452,154	47,885,188	54,704,020
Accrued interest receivable	2,668,649	1,961,683
Other receivables	106,944	611,397
Prepaid expenses	208,550	294,496
Property and equipment-net	141,993	143,419
Real estate owned
Rental property	675,914	814,441
Held for sale	1,568,655	325,223
Other assets	15,988	15,988
Total Assets	$53,392,939	$63,325,701

Liabilities and Stockholders’ Equity

Liabilities
Notes and accrued interest payable	$51,219,963	$61,774,343
Other loans payable	702,094	-
Accounts payable and accrued expenses	32,827	591
Escrows and security deposits	101,383	111,064
Long term liabilities	35,842	21,389
Participation loans	261,764	-
Total Liabilities	52,353,873	61,907,387

Stockholders’ Equity
Common stock (5,000,000 shares authorized; 2,724,981 shares (2007) and 2,726,951 shares (2006), issued and outstanding; $0.01 par value)	27,250	27,269
Paid-in capital	1,730,911	1,879,783
Accumulated deficit	(533,645)	(269,120)
Subscription note receivable	(185,450)	(185,450)
Accumulated other comprehensive loss	-	(34,168)
Total Stockholders’ Equity	1,039,066	1,418,314

Total Liabilities and Stockholders’ Equity	$53,392,939	$63,325,701

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Operations for the years ended December 31,

	2007	2006
Interest Income
Interest and fees on loans	$6,004,398	$5,983,972
Interest on bank accounts	5,810	129,314
Interest on investments-marketable securities	25,267	30,966
Total interest income	6,035,475	6,144,252

Interest Expense
Interest and fees on notes	4,144,889	4,041,679
Interest on other loans	192,467
Interest on participation loans	717	-
Total interest expense	4,338,073	4,041,679

Net interest income	1,697,402	2,102,573

Provision for Loan Losses	510,185	312,858

Net interest income after provision for loan losses	1,187,217	1,789,715

Non-interest (Loss) Income
Rental income	67,947	55,822
Loss on sale of real estate owned	(20,736)	(156,482)
Loss on sale of securities	(52,567)	2,500
Impairment of investment held for sale	(25,436)
Other	13,706	19,853
Total non-interest loss	(17,086)	(78,307)

Non-interest Expense
Salaries and wages	475,123	450,970
Professional fees	206,773	218,541
Offering costs	156,368	223,697
Administration	104,865	81,656
Real estate maintenance	110,161	76,748
Insurance	77,033	75,739
Depreciation	60,471	59,062
Rent	115,164	118,359
Bank Charges	48,723	31,290
Impairment of real estate held for sale	60,000	155,659
Other	19,975	59,119
Total non-interest expense	1,434,656	1,550,840

Net (Loss) Income	$(264,525)	$160,568

Basic earnings (loss) per share	$(0.10)	$0.06
Diluted earnings (loss) per share	$(0.10)	$0.06
Cash dividends paid per common share	$0.04	$0.08

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007 and 2006

	Common Stock		Paid-in	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balance at January 1, 2006	2,555,556	25,556	1,603,852	(429,688)	(185,450)	(99,463)	914,807

Additional Stock Sold	121,495	1,214	363,270				364,484

Stock Redemptions	(3,000)	(30)	(7,170)				(7,200)

Stock Options Exercised	40,000	400	79,600				80,000

Stock Issued to Board Members and Employees for Services	12,900	129	38,571				38,700

Stock-based compensation expense			16,000				16,000

Dividends Declared $.08 per share			(214,340)				(214,340)

Comprehensive Income
Net income for the year ended December 31, 2006				160,568			160,568
Change in fair value of investments						65,295	65,295

Total Comprehensive Income							225,863

Balance at December 31, 2006	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Additional Stock Sold	330	4	856				860
Stock Redemptions	(2,300)	(23)	(4,577)				(4,600)
Stock Based Compensation Expense			18,878				18,878

Dividends Paid $0.04 per share			(164,029)				(164,029)

Comprehensive Loss
Net loss for the year ended December 31, 2007				(264,525)			(264,525)
Change in fair value of investments						34,168	34,168

Total Comprehensive Loss							(230,357)

Balance at December 31, 2007	2,724,981	27,250	1,730,911	(533,645)	(185,450)	0	1,039,066

The accompanying notes are an integral part of these statements.

KH Funding Company

Statements of Cash Flows
For the years ended December 31,

	2007	2006
Cash from Operating Activities:
Net (loss) income	$(264,525)	$160,568
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	60,471	59,063
Amortization of loan fees	(122,718)	(175,234)
Provision for loan losses	510,185	312,858
Share-based compensation expense	18,878	54,700
Loss on sale of securities and property and equipment	52,567	(2,500)
Loss on sale of real estate owned	20,736	156,482
Impairment of real estate held for sale	60,000	155,659
Loss on impairment of investments	25,436	-
Changes in operating assets and liabilities:
Accrued late charges	(10,052)	(22,955)
Prepaid expenses	907	(178,135)
Interest receivable	(796,598)	(550,182)
Interest payable (included in notes payable)	2,005,603	1,960,572
Accounts payable and accrued expenses	32,237	(2,140)
Accrued Interest on investments	-	(6,077)
Decrease in prepaid offering costs	85,040	258,401
Deferred loan origination costs	7,174	(16,862)
Unamortized brokerage fees	31,448	(35,559)
Long term lease liability	14,453	21,390
Prepaid loan expenses	78,940	(223,314)
Net Cash provided by Operating Activities	1,810,182	1,926,735

Cash Flows from Investing Activities:
Principal repayments from borrowers	17,091,098	26,060,326
Loans made to borrowers	(11,524,219)	(31,651,635)
Purchase of loans	(888,500)	(8,633,400)
Purchase of marketable securities and other investments	-	82,755
Payments related to real estate owned (purchases and improvements)	(11,135)	(490,598)
Proceeds from sale of marketable securities and other investments	562,750	-
Proceeds (payments) for other receivables	594,085	(440,536)
Purchase of property and equipment, net	(41,888)	(39,541)
Proceeds from sale of real estate owned	485,258	143,927
Net Cash Provided (Used) by Investing Activities	6,267,449	(14,968,702)

Cash Flow from Financing Activities:
Proceeds from investor notes	2,321,330	106,101,789
Principal payments on investor notes	(14,912,760)	(95,933,794)
Proceeds from other loans payable	24,643,643	-
Payments on other loans payable	(23,941,549)
Proceeds from sales of common stock	860	444,484
Increase in participation loans	261,765	-
Payment of dividends	(164,029)	(214,340)
Redemption of common stock	(4,600)	(7,200)
Decrease in escrow and security deposits payable	(9,682)	(105,201)
Net Cash (Used) Provided by Financing Activities	(11,805,022)	10,285,738

Net (Decrease) Increase in Cash	(3,727,391)	(2,756,229)

Cash Balance , beginning of year	3,823,013	6,579,242
Cash Balance , end of year	$95,622	$3,823,013

Supplemental cash flows information:
Interest paid	$4,030,905	$2,081,077
Transfer of loans to other real estate owned	$1,676,922	$325,137

The accompanying notes are an integral part of these statements.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

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

Reclassification

Certain amounts have been reclassified in the 2006 financial statements to conform with the 2007 presentation.

Investments Available for Sale

Most of the Company’s investments are considered available for sale instruments and are recorded in compliance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The cost of securities sold is determined by the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Net unrealized holding gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The general unallocated component of the allowance is calculated by applying loss factors to corresponding categories of outstanding homogenous loans in an attempt to reduce the difference between estimated losses inherent in the portfolio and observed losses. The Company originates loans for various loan categories to include 1st Trust Real Estate, 2nd Trust Real Estate, Investment, Business Assets, etc. Each category has a specific percentage loss history for the past five years. Based on this percentage loss history, the Company reserves a similar percentage for the current balance of loans by category. These percentages, quantified in dollar amounts, comprise our general allowance for loan losses. Environmental factors are also considered in the calculation but are not a material component of the allowance.

Loans that are delinquent for more than three months are evaluated for collectibility and placed in non-accrual status when management determines that future earnings on that loan may be impaired. While in non-accrual status, collections on loans, if any, are recorded as collection of loan principal and no interest is recorded.

Impaired Loans and Allowance for Loan Losses

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired if it is probable that the company will not collect all principal and interest payments according to the loan’s contractual terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loans principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of three to 30 years, primarily using the straight-line method for financial statement purposes.

Real Estate Owned

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase and is initially recorded at the lower of cost or fair market value at the date of acquisition. In order to determine the fair value, we obtain an opinion of value from a licensed real estate professional. The difference between cost and fair value at the time of foreclosure is charged to the allowance for loan losses. Subsequent impairment of value is charged to operations. Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to hold, rent or to sell the property on a case-by-case basis. Buildings held for rental are depreciated over 30.5 years. Real estate owned which is held for sale is not depreciated. Impairment changes are recognized when the fair value of the property falls below its carrying value.

Notes Payable

We offer several different types of investor notes to our investors. Some notes are sold directly by us and many are sold through brokers. When brokers are involved, the Company pays brokerage fees which it capitalizes and amortizes into interest expense over the life of related notes.

Income Taxes

The Company has elected under Subchapter S of the Internal Revenue Code to be treated as an S Corporation for tax purposes, and accordingly, items of income and loss are taxed to the stockholders. Therefore, no provision for income taxes is necessary in the financial statements.

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For this calculation the effect of 150,000 options have been excluded for 2006, as their effect would be antidilutive. For 2007, all 241,250 options have been excluded because they would be antidilutive given the net loss in that year.

	Year Ended December 31,
	2007	2006
Basic :
Net (loss) income (attributable to common stock)	$(264,525)	$160,568
Average common shares outstanding	2,726,210	2,684,454
Basic earnings (loss) per share	$(0.10)	$0.06

Diluted :
Net (loss) income (attributable to common stock)	$(264,525)	$160,568
Average common shares outstanding	2,726,210	2,684,454
Dilutive effect of stock options	-	101,892
Average common shares outstanding - diluted	2,726,210	2,786,346
Diluted earnings (loss) per share	$(0.10)	$0.06

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared by the Company in accordance with the accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In June 2006, the Company filed with the Securities and Exchange Commission (the “SEC”) and with several state securities regulators a registration statement covering an aggregate of $250,000,000 of Series 3 and Series 4 investor notes. This registration statement was declared effective by the SEC, but has not yet been declared effective by the Division of Securities of the Office of the Maryland Attorney General (the “Maryland Securities Division”). On January 23, 2008, the Company filed an amendment to this registration statement to update it and so that the Company could renew its investor note selling efforts. Again, although this amendment was declared effective by the SEC, the Maryland Securities Division has not yet declared this amendment effective. Until the Maryland Securities Division declares this amendment effective, the Company is unable to sell any of these investor notes from Maryland or to any Maryland resident. Because the Company’s sale of investor notes is largely dependent on its ability to offer them from Maryland and/or to Maryland residents, this registration delay presents a significant risk that the Company may have difficulty meeting, or even the inability to meet, its future liquidity needs. The Company requires cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses. During 2007, the Company’s cash receivables from loan repayments—unscheduled prepayments and payments at maturity ($17.1 million)—exceeded its net investor note redemptions ($12.6 million) by approximately $4.5 million. Although the Company anticipates that it will continue to receive unscheduled and scheduled loan payments on a going-forward basis, there can be no guaranty that income generated from loans in the future will exceed the amounts needed to fund redemption requests and pay other operational expenses. Additionally, stockholders’ equity at December 31, 2007 has decreased to 1.95% of total assets, which the Company believes to be inadequate to fully protect it against potential losses. Accordingly, because both future income from loans and cash needed for operations, including investor note redemptions, are uncertain and because the Company cannot predict when, if at all, its amended registration will be declared effective in Maryland, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is diligently working with the Maryland Securities Division to ensure that its amended registration statement is declared effective so that it may sell its investor notes from Maryland and to Maryland residents. Until such approval is obtained, management intends to carefully monitor and manage the Company’s assets and liquidity needs.

NOTE C—INVESTMENT SECURITIES - AVAILABLE FOR SALE

As of December 31, 2007, the Company had no marketable securities. However, securities available for sale consists of the following at December 31, 2006:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate Bonds (net of premiums)	$615,317	$-	$(34,168)	$581,149
Other	-	-	-

Totals	$615,317	$-	$(34,168)	$581,149

The corporate bond position held at December 31, 2006 was sold in total on August 24, 2007, incurring a loss of $52,267.

NOTE D—OTHER INVESTMENTS

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

During 2007, an additional write down of the remaining investment reduced the carrying value at December 31, 2007 by $25,436.

The carrying value of Other Investments, consisting of one investment, was $25,437 and $50,872 at December 31, 2007 and 2006, respectively.

NOTE E—LOANS RECEIVABLE

Loans receivable consist of 187 collateralized loans and seven uncollateralized loans for 2007, and 220 collateralized loans and nine uncollateralized loans for 2006. The loans receivable originate from various individuals and businesses ranging in balance from $1,199 to $3,648,645 for 2007 and $599 to $2,718,081 for 2006, bearing interest rates ranging from 3.99% to 24% in 2007 and from 3.99% to 24% in 2006, with a weighted-average yield of 10.65% and 11.05%, respectively. Uncollateralized loans constitute approximately 0.4% of the gross loan value at December 31, 2007 and 2006.

Loan origination fees received from borrowers are deferred and amortized into interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. The unamortized loan origination fees, which are included as a reduction to loans receivable balance, were $57,670 and $180,388 at December 31, 2007 and 2006, respectively.

The Company pays fees to third parties in connection with the acquisition of loans. These costs are amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. Unamortized costs were $309,147 and $388,089 at December 31, 2007 and 2006, respectively.

The Company incurs direct loan origination costs in its lending activities. These costs are capitalized and amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. Unamortized direct loan origination costs were $33,677 and $44,796 at December 31, 2007 and 2006, respectively.

Loans Receivable by Collateral Type

The Company’s loans receivable portfolio at December 31 consists of the following loans:

	2007	2006
Primary Collateral Type	Amount	Amount

Residential Real Estate First Trust	$11,441,120	$15,403,919
Business Assets and Commercial Real Estate First Trust	3,049,002	2,948,930
Residential Investment Property First Trust	30,711,891	33,023,531
Residential Real Estate Second Trust	750,253	1,153,487
Other Assets (Auto, Stock)	1,719,596	1,978,712
Other Loans (Over Equity, Medical and Unsecured)	417,008	407,751
Total loans receivable, gross	48,088,870	54,916,330

Unearned fees and other	291,798	239,844
Less allowance for loan losses	(495,480)	(452,154)
Total loans receivable, net	$47,885,188	$54,704,020

Loan maturities as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$31,964,559
2009	1,882,516
2010	1,935,202
2011	3,958,956
2012	130,856
2013 and thereafter	8,216,781
Total loans receivable, gross	$48,088,870

The fair value of the gross loans receivable is estimated to be $48,397,430 and $54,885,547 at December 31, 2007 and 2006, respectively. These estimates are based on discounted cash flows using the year end average interest for loans, assuming a mid-year pay-off of such loan in the year due.

At December 31, 2007, the Company had outstanding loan balances to one borrower and her affiliated entities in the aggregate amount of $9,979,364, which represented 20.75% of loans outstanding at that date. Approximately $401,000 of these loans is unsecured, $5,705,000 is secured by first or second mortgages on 10 apartment buildings in Baltimore, Maryland, a first mortgage on a residential property in Woodbine, Maryland, the shares of Company common stock and Company investment accounts owned by the borrowers, $224,862 is secured by shares of Company common stock, and $3,648,645 is secured by a second lien on commercial property in Langley Park, Maryland. Management believes that this concentration is adequately collateralized based on current appraisals.

The Company issues lines-of-credit or draw-type loans. At December 31, 2007, the Company had $6.30 million in loans of this type. The unused or unfunded amount on these types of loans totaled $ .98 million at that date. This amount represents approved loan dollars which borrowers may use at their discretion.

Analysis of Loan Loss Reserves

Analysis of the allowance for loan loss is as follows:

Year Ending December 31,	2007	2006
Beginning balance	$452,154	$369,791
Provision for loan losses	510,185	312,858
Loans charged off	(466,859)	(230,495)
Recovery of loans previously charged off	-	-
Ending balance	$495,480	$452,154

Loans in non-accrual status totaled $510,697 and $651,895 at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Company had loans of $5,002,259 and $1,748,342, respectively, which were more than 90 days late and for which the Company continues to accrue interest. Management believes that these loans are adequately collateralized and that both the principal and the related accrued interest are collectible.

	12/31/07	12/31/06
Total recorded investment in impaired loans at the end of the period	$510,697	$651,895
Amount of that recorded investment for which there is a related allowance for credit losses	$510,697	$631,289
Amount of related allowance for credit losses associated with such investment	$306,815	$285,316
Amount of that recorded investment for which there is no related allowance for credit losses	$-	$20,606

	12/31/07	12/31/06
The average recorded investment in impaired loans during the period	$581,296	$744,142
The related amount of interest income recognized within that period when the loans were impaired	$-	$-
The amount of income recognized using a cash basis during the time within that period that the loan was impaired	$-	$-

NOTE F—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2007	2006
Furniture and equipment	$84,335	$84,335
Automobiles	61,516	26,671
Computer software	101,022	93,979
Leasehold improvements	18,813	18,813

Total property and equipment-cost	265,686	223,798
Less: Accumulated depreciation	123,693	80,379
Property and equipment - net	$141,993	$143,419

Depreciation expense related to property and equipment for the years ended December 31, 2007 and 2006, totaled $43,314 and $36,245, respectively.

NOTE G—REAL ESTATE OWNED

Real estate owned currently consists of rental and held for sale real estate.

	2007	2006
Rental property:
Buildings	$436,269	$550,686
Less: Accumulated Depreciation	51,910	46,375
	384,359	504,311
Land-rental property	291,555	310,130
Total rental	$675,914	$814,441
Held for Sale:
Buildings	$1,065,405	$264,473
Land	503,250	60,750
Total held for sale	$1,568,655	$325,223

Depreciation expense related to rental property for the years ended December 31, 2007 and 2006 totaled $17,157 and $22,817, respectively.

NOTE H—NOTES PAYABLE, INTEREST EXPENSE AND TYPES OF NOTES

Information related to investor notes payable at December 31, 2007 and 2006 is as follows:

	2007	2006
Number of notes payable	1,345	1,876
Highest balance	$2,992,200	$1,997,804
Lowest balance	$1	$8
Lowest interest rate	5.25%	4.00%
Highest interest rate	9.15%	9.15%
Weighted average interest rate	7.26%	6.53%
Number of accounts greater than $100,000	106	137
Value of accounts over $100,000	$29,193,921	$33,732,440

The carrying values of the notes payable approximate their fair value.

The maturity date of the notes payable are as follows:

Year Ending December 31,
2008	35,586,676
2009	5,022,924
2010	3,424,369
2011	3,949,751
2012	3,316,403
2013	51,372
Subtotal	51,351,495
Unamortized brokerage costs	(131,532)
Total Notes and accrued interest payable	$51,219,963

The maturity date is considered to be the date on which the note first becomes a demand note. Included in the due in 2008 category is $7,519,915 on one-day demand notes, which the investor can immediately withdraw and $13,861,052 that requires a 30 days notice before withdrawal can be made.

The Company has three classes of notes payable—Series 2, 3 and 4 notes. Series 2 notes were sold in private offerings by the Company from inception through November 2, 2003. Series 3 and 4 notes were offered and sold pursuant to registration statements filed by the Company with the SEC. The Series 3 notes are senior to all other debt of the Company and are secured with a priority lien on the assets of the Company. The Series 4 notes join the Series 2 notes in right of payment and both are subordinate to senior debt of the Company.

As of December 31, 2007, notes payable outstanding by class of securities is as follows:

Series II	Privately issued subordinated debt	$-
Series III	Publicly issued senior debt	44,488,976
Series IV	Publicly issued subordinated debt	6,862,519
Subtotal		51,351,495
Unamortized brokerage costs		(131,532)
Total Notes and accrued interest payable		$51,219,963

The Company’s notes are sold directly by the Company and through brokers. For those notes sold through brokers, the Company pays brokerage fees which it capitalizes and amortizes into interest expense over the life of the related notes. The unamortized brokerage costs were $131,532 and $162,981 at December 31, 2007 and 2006, respectively.

For the year ended December 31, 2007 and 2006, interest expense totaled $4,338,073 and $4,041,679, respectively, and interest paid totaled $4,030,905 and $2,081,077, respectively.

NOTE I—RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

•
Included in loans receivable at December 31, 2007 and 2006 are 12 notes totaling $10,649,192 and 14 notes totaling $9,571,428, respectively, from officers, stockholders and entities controlled by a stockholder. The interest rates on these notes range from 5.99% to 12.5%.

•
Included in the notes payable at December 31, 2007 and 2006 are 66 notes totaling $11,437,449 and 63 notes totaling $7,421,423, respectively, which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date each note was issued.

•
There is a loan of $185,450, shown in the equity section of the Balance Sheet as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is 7%. The stock has a book value of about $49,000 and a fair value of approximately $200,000 as of December 31, 2007. At December 31, 2007 and 2006, all payments under this loan had been timely made and the there was no accrued interest receivable on this loan.

All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

Included in the notes receivable listed above are five loans in the aggregate amount of $9.75 million to a trust for the benefit of a significant stockholder. These loans were made during the year ended December 31, 2006. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The Company holds a first or second lien position with respect to the collateral securing approximately $9.75 million of these loans as well as other real and personal collateral . The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain the real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance. During the year ended December 31, 2006, the Company recognized $80,445 in additional interest from the above loan features. The Company recognizes such additional interest earned through variable up-side loan features only when the additional interest is collected.

NOTE J—WARRANTS, OPTIONS AND OTHER STOCK ISSUED

Stock Option Plans

The Company has granted stock options to employees, stockholders and directors. Prior to 2006, all options granted vested on the day they were granted. All options granted in 2006 were issued under the 2005 Equity Incentive Plan. These options, which are incentive stock options, vest over three years in three equal annual installments.

In 2006, options to purchase 100,000 shares of common stock were issued at $3.00 per share and options to purchase 50,000 shares were issued at $3.30 per share. In 2006, 40,000 previously issued options were exercised at $2.00 per share, having an intrinsic value of $40,000 at that time. In 2007, 60,000 options expired and 170,000 options were forfeited by a former employee. The following depicts option activity for the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	361,250	$2.07
Options granted-2006	150,000	3.10
Options expired-2006	-	-
Options exercised-2006	(40,000)	2.00	$40,000
Options outstanding at December 31, 2006	471,250	2.40	$282,750
Options granted-2007	-	-
Options expired or forfeited -2007	230,000	2.41
Options exercised-2007	-	-
Options outstanding at December 31, 2007	241,250	$2.39	$-

At December 31, 2007, 187,917 of the Company’s outstanding options were exercisable. The weighted average exercise price of these options is $2.17 and the weighted average remaining contractual life was two years. The remaining 53,333 stock options vest over a period of three years and will be fully vested by July 11, 2011. The combined weighted average exercise price for the total 241,250 options outstanding at December 31, 2007 was $2.39. Options to purchase 80,000 shares were granted under the 2005 Incentive Stock Option Plan. All of the other options outstanding were granted outside of any stockholder approved stock option plan of the Company.

A summary of stock options outstanding and exercisable at December 31, 2007 by exercise price is as follows:

		Weighted Average
		Remaining
	Number	Contractual Life	Number
Exercise Price	Outstanding	( in years)	Exercisable
$ 2.00	161,250	1.75	161,250
$ 3.00	30,000	3.54	10,000
$ 3.30	50,000	3.54	16,667
	241,250		187,917

The weighted fair value of options granted during December 31, 2006 was $0.61. No options were granted during 2007.

The fair value of options granted was calculated using the Black-Scholes option pricing model. The 150,000 options granted to employees in the year ended December 31, 2006 vest ratably each year over a three year period. Seventy thousand of these options were forfeited during 2007. The options vesting in 2007 and 2006 gave rise to a $18,878 and $16,000 charge to income in these years, respectively. The amount of approximately $21,136 in future compensation costs for options outstanding will need to be recognized as these options vest in future periods. The weighted average and other assumptions used in the Black-Scholes model were during the year ended December 31, 2006 were as follows:

Dividend yield	2.67%
Weighted average volatility	22.4%
Weighted average risk-free interest rate	5.03%
Weighted average expected life in years	5 years

The value of stock granted to employees and to non-independent directors (for their Board service) for the year ended December 31, 2006 was $18,600 and 20,100, respectively, a total of $38,700. No stock was granted during 2007.

NOTE K—NONLOAN COMMITMENTS AND CONTINGENCIES

Lease Commitment

In October 2005, the Company expanded its office facilities to approximately twice the original size. A new 10-year lease, which will expire October 31, 2015, was signed at that time. The following is a schedule by years of approximate future minimum payments under the lease as of December 31, 2007:

Year Ending December 31,
2008	$102,426
2009	106,522
2010	110,784
2011	115,208
2012	119,822
Thereafter	365,780
Total	$920,542

Total rent expense under operating leases totaled $115,164 and $118,359 for the years ended December 31, 2007 and 2006, respectively.

NOTE L—LOAN PARTICIPATION AND OFF BALANCE SHEET LOAN COMMITMENTS

The Company entered into a loan participation agreement during 2007 pursuant to which it sold a $261,764 participation interest, with monthly interest only payments due to the participants.

Credit commitments are agreements make loans to borrowers in the ordinary course of business. The Company does not have such agreements. However, the Company does make line-of-credit type loans, which enable borrowers to draw down on their approved loans as needed. At December 31, 2007, the Company had $6.30 million in loans of this type. Loans of this type had unused or unfunded approved amount of $.98 million at that date.

NOTE M— TRUST ACTIVITIES

The Company became a trustee of IRA accounts in February 2003. The IRA accounts are self-directed. A portion of the assets under the trust have been invested in investor notes. As a trustee, the Company is subject to Section 1.408-2(e) of the Internal Revenue Code and is subject to reviews by IRS examiners. No such review occurred in 2004. The Company underwent a review in 2005 and is not aware of any issues resulting from such review.

Year Ending December 31,	2007	2006
Total Assets under Trust	$7,516,324	$7,785,921
Portion of Assets Invested in KH Funding Notes Payable	$7,041,324	$7,206,921
Portion of Assets Invested in Outside Investments	$475,000	$579,000

NOTE N — LOAN CONCENTRATIONS

The Company makes loans to a number of different business and individuals; however, it does have a concentration of loans, directly or indirectly, with two of its stockholders. At December 31, 2007, the Company had approximately $9.75 million, or 21%, of its loans and interest receivable directly or indirectly with one stockholder an entity owned by that stockholder. The Company also purchases loans from a company owned by another stockholder. At December 31, 2006, approximately $11.80 million, or 21%, of the Company’s loans and interest receivable were loans of this type. During 2007, no loans were purchased from this source due to the inability of the Company to sell its investor notes and the resulting shortage of funds required to purchase loans. As is mentioned in Note H - Related Party Transactions, the above loans were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the Securities and Exchange Commission, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, who also serves as the Company’s Chief Financial Officer (“CEO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2007 was carried out under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2007. Management’s report on the Company’s internal control over financial reporting is included in Item 7 of this report and is incorporated herein by reference.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors is currently made up of four directors, who are elected to annual terms and until their successors are elected and qualified. On February 13, 2008, one director, Dr. Mervyn Feldman, died. The Board has not yet decided whether to elect a replacement or eliminate the vacancy by permanently reducing the number of directors to four. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Age	Position(s)
Robert L. Harris	58	Chief Executive Officer, President, acting Chief Financial Officer and Director
James E. Parker	59	Vice President
Louise B. Sehman	73	Secretary
Ronald L. Nicholson	53	Vice President-Accounts and Loan Administration
Jack H. Breskow	78	Director
Alvin Shapiro	76	Director
Jeremiah P. Connor	68	Director

ROBERT L. HARRIS, age 58, was a founder of KH Funding Company in 1990 when he also began his service as Managing General Partner and then President. He has been the President, Chief Executive Officer and a director of KH Funding since its incorporation in 1994, and has served as interim Chief Financial Officer since October 5, 2007. Prior to founding KH Funding, Mr. Harris owned and operated businesses and managed commercial and corporate real estate for various firms in Maryland. He attended the Citadel Military College and Montgomery College.

JAMES E. PARKER, age 59, joined KH Funding Company in 1997 and serves as Vice President. Mr. Parker’s duties include serving as our office manager and providing accounting assistance. Mr. Parker has served as the Chief Financial Officer and Treasurer of KH Funding, as well as Vice President of Investor Relations and Trust Services. Mr. Parker was an assistant controller of a lumber and supply company before joining us. He earned a Bachelor of Science from the University of Maryland.

LOUISE B. SEHMAN, age 73, joined KH Funding Company in 1992. She currently serves as our Corporate Secretary and handles various bookkeeping functions. Ms. Sehman was a payroll supervisor for a convenience store chain before joining us. She attended the University of Maryland. Ms. Sehman retired as Chief Financial Officer and Treasurer effective March 31, 2006.

RONALD L. NICHOLSON, age 53, joined KH Funding Company in 1996. He currently serves as the Vice President of Accounts and Loan Administration. Mr. Nicholson’s duties include periodically reviewing loan accounts to ensure that our borrowers are complying with the conditions of their loans and assisting in the underwriting of new loans.

JACK H. BRESKOW, age 78, has served as a director of KH Funding Company since its incorporation in 1994. Mr. Breskow has served as Secretary of Jack H. Breskow and Associates, Ltd. since 1989, which provides business, estate and financial planning services to its clients. Since 1953, Mr. Breskow has also served as a registered representative of Lincoln Financial Advisors Corporation, a registered broker-dealer and investment adviser firm. He is a Certified Life Underwriter and Accredited Estate Planner.

ALVIN SHAPIRO, age 76, has served as a director of KH Funding Company since 2005. Mr. Shapiro has served as president of A & S Shapiro Pension Consultants, Inc., a third-party administrator of business pension plans, since 1997. Since 1973, Mr. Shapiro has also served as a registered representative of Chapin Davis, Inc., a broker-dealer firm. He holds a Series 6 license and the insurance industry designations of CLU and CHFC. Mr. Shapiro received an MBA from John Hopkins University and a Bachelor of Science Degree in Finance from American College.

JEREMIAH P. CONNOR, age 68, has served as a director of KH Funding Company since 2005. Mr. Connor is currently a partner of Connor & Assoc. CPA’s, P.C. and has served with that firm since 1986. Mr. Connor is a Certified Public Accountant with over 35 years of accounting experience. Mr. Connor is a distinguished member of state and national CPA organizations. He graduated with a Bachelor of Commercial Science from Benjamin Franklin University.

DR. MERVYN FELDMAN, age 73, served as a director of KH Funding Company from 1998 until his death on February 13, 2008.  Dr. Feldman maintained an active medical practice specializing in podiatry. He attended Wilson Teachers College and the Pennsylvania College of Podiatric Medicine.

Compliance with Section 16(a) of the Exchange Act.

Our equity securities are not registered under the Exchange Act and, accordingly, our directors, executive officers and significant stockholders are not required to file equity ownership reports pursuant to Section 16(a) of the Exchange Act.

Board Committees

The Board of Directors has a standing Audit Committee, whose members are Messrs. Connor and Shapiro (Chairperson). Until January 16, 2008, Mr. Harris also served on the Audit Committee. The Audit Committee is responsible for reviewing the audit policy and program and recommending any policy changes to the Board of Directors, and the appointing, replacing, compensating, and overseeing the Company’s independent registered public accounting firm each year. The Audit Committee meets with the external auditors, reviews all of our SEC filings, oversees our internal control structure and reports to the Board of Directors on the findings. During 2007, the Audit Committee met four times. The Board of Directors has adopted a written charter for the Audit Committee. The Board has determined that each of Messrs. Connor and Shapiro is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of the SEC’s Regulation S-B.

Since we are a privately-held company, we are not required to have either a Nominations or a Compensation Committee. As a privately-held company with a board consisting of a majority of independent directors, we currently believe that the Board as a whole can adequately fulfill the responsibilities of a Nominations and Compensation committees. Our independent directors review and approve executive compensation policies and practices, review the salaries and the bonuses of the officers, including the Chief Executive Officer and Chief Financial Officer, and administer our stock option plan and other benefit plans. Our Chief Executive Officer provides input on the salaries of our other executive officers and employees. Should the circumstances change, the Board may form one or both of these committees in the future. Currently,

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to our directors and to all our executive officers, including without limitation, our principal executive officer and principal financial officer. A copy of our Code of Ethics is posted on our website, www.khfunding.com. In addition, a copy of our Code of Ethics will be provided without charge to any person upon request. Requests should be directed to our Corporate Secretary at KH Funding, 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901. You may also request a copy by calling us at (301) 592-8100.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total remuneration for services in all capacities awarded to, earned by, or paid to our President and Chief Executive Officer, sometimes referred to in this prospectus as the “named executive officer” for each of the last two completed fiscal years. No other person who served as an executive officer during 2007 earned total compensation in excess of $100,000 for 2007 (or would have earned in excess of such amount had they been an executive officer as of December 31, 2007). We do not maintain any non-equity incentive compensation, pension or other retirement, or non-qualified deferred compensation plans for our executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Robert L. Harris, President/CEO/CFO(1)	2006	123,900	2,283	0	4,715	0	130,898
	2007	132,291	2,383	0	0	0	134,674

(1)	Mr. Harris also serves as a director of KH Funding for which he receives standard director compensation as discussed above. However, he did not accept any director compensation in 2007 or 2006.
(2)
On July 10, 2006, Mr. Harris was granted an option to purchase 50,000 shares of our common stock under our 2005 Incentive Stock Option Plan. The options have an exercise price of $3.30 per share, which equaled the estimated fair market value of the shares on the grant date-$3.00- plus a 10% premium. The options vest in three equal annual installments commencing one year after the grant date and expire on July 10, 2011. The amount shown reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R) of awards pursuant to the Plan. Assumptions used in the calculation of this amount are included in Note J to our audited financial statements for the fiscal year ended December 31, 2007 presented elsewhere in this report.

Employment Arrangements

Executive officers are employed on an at-will basis and are not parties to any written employment agreement. Our employment arrangements entitle the executive, while employed, to an annual salary and participation in the bonus, equity and other plans discussed above, as well as health, dental and life insurance programs in place for executives from time to time.

For 2008, Mr. Harris is entitled to an annual salary of $132,291.

Bonus Program

All of our employees, including Mr. Harris, are entitled to an annual bonus equal to one-half of one week’s pay, based on their salary levels for that year.

Equity Compensation Plans

We maintain two equity compensation plans for executive officers and employees: (i) the 1998 Stock and Incentive Plan; and (ii) the 2005 Equity Incentive Plan.

The 1998 Stock and Incentive Plan was approved by the Board of Directors and its stockholders in 1998 and was replaced by the 2005 Equity Incentive Plan. The plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and/or performance units to key employees designated by the Board or its designated committee. Awards vested, were exercisable and terminated in accordance with the individual terms of the award agreements granting such awards. Awards could be payable in shares of our common stock, cash, or other securities, as determined by the Board and set forth in the award agreement. Awards were subject to adjustment and acceleration of vesting under certain specified conditions.

The 2005 Equity Incentive Plan was approved by the Board of Directors and our stockholders in 2005 and expires on January 27, 2015. The plan provides for the grant of incentive stock options to our officers and employees, and non-qualified stock options, stock bonus grants and/or restricted stock purchase grants to directors, officers, employees and consultants. Awards vest, are exercisable and terminate in accordance with the individual terms of the award agreements granting such awards. Awards are payable in shares of our common stock. Awards are subject to adjustment and acceleration of vesting under certain specified conditions. At adoption, we reserved 1,000,000 shares of common stock for future issuances under this plan.

The following table sets forth for the named executive officer certain information about equity awards under all plans that remained unexercised at December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert Harris	150,000	0	2.00	9/30/2009
	16,666	33,334	3.30	7/10/2011

(1) The options vest in two equal annual installments commencing on July 10, 2008.

Director Compensation

The following table provides information about compensation paid to or earned by our directors during 2007 who are not also named executive officers (as defined below).

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Jack H. Breskow	900	0	0	900
Dr. Mervyn Feldman (deceased)	0	0	0	0
Alvin Shapiro	1,200	0	0	1,200
Jeremiah P. Connor	4,000	0	0	4,000

(1)
Amounts calculated using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments”. See Note A to the audited financial statements under the heading “Stock Based Compensation” contained elsewhere in this prospectus regarding assumptions underlying valuation of equity awards.

(2)	There were no options outstanding for purchase of shares by the above named directors at December 31, 2007.

Directors receive a maximum of either (i) $300 or (ii) an outright grant of $300 worth of our common stock for each Board meeting attended. No additional fees are paid for attendance at any Committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, to the best of our knowledge, information as of December 31, 2007 relating to the beneficial ownership of our common stock by (i) each person or group known by us to own beneficially more than five (5%) of the outstanding shares of our common stock; (ii) each of our directors, director nominees, and named executive officers (as defined below); and (iii) all of our directors and executive officers as a group, and includes all shares of our common stock that may be acquired within 60 days of December 31, 2007. The address of each of the persons named below is the address of KH Funding except as otherwise indicated. Such beneficial ownership includes securities owned by or for the spouse, children or certain other relatives of the identified persons as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person.

Name	Number of Shares		Percent of Class as of December 31, 2007
Directors and Named Executive Officers
Robert L. Harris, President, CEO and Director	665,000	(1)	22.4%
Jack H. Breskow, Director	39,700	(2)	1.3%
Jeremiah P. Connor, Director	0		0
Dr. Mervyn Feldman, Director (deceased)	97,478	(3)	3.3%
Alvin Shapiro, Director	600		*

All Directors and Executive Officers as a Group (7 persons)	802,778	(4)	27.0%

5% Stockholders
Solomon Kaspi 267 Kentlands Blvd. Gaithersburg, MD	167,168		5.6%
Christine Nuyen 267 Kentlands Blvd, Gaithersburg, MD	166,666		5.6%
Carlos Saenz 267 Kentlands Blvd, Gaithersburg, MD	166,666		5.6%
Richard Allen 7224 Armat Drive, Bethesda, MD	165,000		6.06%
Douglas Kelly 11120 Arroyo Drive, Rockville, MD	170,000		6.24%
Jin S. Kim 34 Piney Meetinghouse Ct, Potomac, MD	516,700		17.5%
All 5% Stockholders as a group (6 persons)	1,352,200		45.6%
Total: Directors, Executive Officers, and 5% Stockholders	2,154,978		72.7%

* Constitutes less than 1%
(1) Includes (i) 465,000 shares of common stock held directly and (ii) options to purchase 200,000 shares of common stock.
(2) Includes 37,500 shares of common stock held by spouse.
(3) Includes 95,778 shares of common stock held with spouse.
(4) Includes options to purchase 141,250 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

From time to time, in the ordinary course of our business, we enter into loan transactions (both as lender and borrower) with our directors and executive officers, persons who beneficially own more than 5% of our outstanding common stock, and the family members and other affiliates of such persons. All such transactions are consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. The following table sets forth information with respect to investments in our investor notes by related persons (as defined in Item 404 of the SEC’s Regulation S-B) since January 1, 2006 in which the amount involved exceeded the lesser of $120,000 or 1.00% of our average total assets at year-end for the last three completed fiscal years. We did not engage in any other transactions with a related person requiring disclosure pursuant to Item 404 of Regulation S-B.

INVESTOR NOTE ACCOUNTS

Investor	Relationship	Beginning Balance	Balance as of 12/31/07	Highest Balance During Period 1/1/2006 – 12/31/2007	Interest Rate
Mervyn Feldman	Director	$17,239	$15,288	$42,949	6.00%
Mervyn Feldman	Director	$486,725	$471,172	$549,711	6.25%
Mervyn Feldman	Director	$14,715	$2,632	$43,596	6.00%
Mervyn Feldman	Director	$21,393	$433	$40,389	6.00%
Mervyn Feldman	Director	$52,769	$36,636	$73,415	6.25%
James Parker	Officer	$69,954	$117	$102,731	6.00%
Doug Kelly	Stockholder	$1,287	$4,734	$158,331	6.25%
Louise Sehman	Officer	$14,503	$9,613	$17,519	6.25%
Jin S. Kim	Stockholder	$220,155	$(10,725)	$262,775	7.75%
Jin S. Kim	Stockholder	$8,192	$10,022	$10,022	7.85%
Richard Allen	Stockholder	$2,118	$2,232	$2,232	9.06%
Richard Allen	Stockholder	$621,645	$1,466	$629,301	6.25%
Solomon Kaspi	Stockholder	$35,885	$47,007	$47,007	9.00%
Solomon Kaspi	Stockholder	$40,817	$66,657	$66,657	9.00%
Solomon Kaspi	Stockholder	$6,723	$9,779	$1,997,804	6.25%
Solomon Kaspi	Stockholder	$3,182	$4,045	$4,045	8.00%
Solomon Kaspi / AIG	Stockholder	$21,917	$4,533,792	$4,533,792	6.25%
Jack Breskow	Director	$2,694	$522	$13,133	6.00%
Eufrosyne Breskow	Stockholder	$5,180	$683	$27,755	6.00%
Jack Breskow	Director	$3,117	$223	$12,467	6.00%
Robert Harris	CEO	$4,543	$2,751	$219,471	6.25%

Director Independence

The Board of Directors has determined that each of our current directors, except for Robert L. Harris who serves as our Chief Executive Officer and Chief Financial Officer, is an “independent director” as that term is defined by Section 803A(2) of the American Stock Exchange Company Guide. Additionally, both Messrs. Connor and Shapiro satisfy the audit committee independence requirements of Section 803B(2) of the American Stock Exchange Company Guide.

ITEM 13. EXHIBITS

The exhibits filed or furnished with this report are listed in the Exhibit Index which immediately follows the signatures to this report, and this Exhibit Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As our independent registered public accounting firm for 2006 and 2007, Stegman & Company provided various audit and other services for which we were billed for fees as further described below. Except as described below, the Audit Committee specifically pre-approves all audit services and other services provided by Stegman & Company. In the case of tax services and other permissible non-audit services, the Audit Committee has delegated authority to its Chairman to approve services. Any approval of additional services by the Chairman is communicated to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee also may authorize management to obtain tax services from Stegman & Company from time to time during the year up to a specified aggregate amount of fees. Any tax services obtained by management is communicated to the Audit Committee at its next regularly scheduled meeting.

The following table shows the fees paid or accrued by us for the audit and other services provided by Stegman & Company during fiscal years 2007 and 2006:

	2007	2006
Audit Fees	$47,094	$52,844
Audit-Related Fees	-	-
Tax Fees	7,250	6,500
All Other Fees	-	-
Total	$54,344	$59,344

Audit Fees paid or incurred in fiscal years 2007 and 2006 include charges for the examination of our consolidated financial statements and quarterly reviews of financial statements. Tax Fees paid in fiscal years 2007 and 2006 include charges primarily related to tax return preparation. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Stegman & Company.

All of the 2007 and 2006 services described above were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008	KH FUNDING COMPANY

	By:	/s/ Robert L. Harris
Robert L. Harris,
President and Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 14, 2008.

Name	Title

/s/ Robert L. Harris	President, Chief Executive Officer, Chief Financial Officer and Director
Robert L. Harris

/s/ Jack H. Breskow	Director
Jack H. Breskow

/s/ Jeremiah A. Connor	Director
Jeremiah A. Connor

/s/ Alvin Shapiro	Director
Alvin Shapiro

EXHIBIT INDEX

Exhibit	Description
3.1(i)	Articles of Incorporation of KH Funding Company (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)
3.1(ii)	Articles of Amendment of KH Funding Company (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)
3.2	Bylaws of KH Funding Company (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)
4.1
Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, dated August 27, 2003 (Incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)

4.2
Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, dated August 2, 2004 (Incorporated by reference to Exhibit 4 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on July 11, 2005, File No. 333-117038)

4.3
First Supplemental Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank, N.A., as Trustee, dated July 1, 2005 (Incorporated by reference to Exhibit 4.3 of the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on July 1, 2005, File No. 333-124155)

4.4
Security Agreement by and between KH Funding Company, as Issuer, and Wells Fargo Bank, N.A., as Trustee, dated May 18, 2005 (Incorporated by reference to Exhibit 4.4 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on June 1, 2005, File No. 333-124155)

4.5
Deposit Account Control Agreement by and among KH Funding Company, as Issuer, Wells Fargo Bank, N.A., as Trustee, and Access National Bank, dated June 15, 2005 (Incorporated by reference to Exhibit 4.5 of the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on July 1, 2005, File No. 333-124155)

4.6
Amended and Restated Second Supplemental Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank, N.A., as Trustee, dated January 16, 2008 (Incorporated by reference to Exhibit 4.6 of the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on January 23, 2008, File No. 333-135330)

4.7
Account Control Agreement by and among KH Funding Company, as Issuer, Wells Fargo Bank, N.A., as Trustee, and the brokerage company a party thereto, dated September 17, 2007 (Incorporated by reference to Exhibit 4.7 of the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on January 23, 2008, File No. 333-135330)

4.8
Deposit Account Control Agreement by and among KH Funding Company, as Issuer, Wells Fargo Bank, N.A., as Trustee, and Bank of America, N.A., dated October 17, 2006 (Incorporated by reference to Exhibit 4.8 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on August 10, 2005, File No. 333-135330)

10.1	1998 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)
10.2	Form of Participation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2 filed on June 30, 2005, File No. 333-117038)
10.3	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2 filed on June 10, 2005, file No 333-124155)
10.4	Selling Agreement by and between KH Funding Company and Spencer Edwards, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-KSB for the year ended December 31, 2004)
10.5
Selling Agreement by and between KH Funding Company and Capital Financial Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2 filed on June 30, 2005, file No. 333-117038)

10.6
Selling Agreement by and between KH Funding Company and CapWest Securities, Inc. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on August 10, 2005, File No. 333-135330)

10.7
Promissory note dated July 12, 2006 issued by Jin Suk Kim to KH Funding Company and related Pledge Agreement and Guaranty (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended June 30, 2007)

10.8
Promissory note dated August 10, 2006 issued by Jin Suk Kim to KH Funding Company and related Indemnity Deed of Trust and Security Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-QSB for the quarter ended June 30, 2007)

10.9	Promissory note dated September 12, 2006 issued by Jin Suk Kim to KH Funding Company (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-QSB for the quarter ended June 30, 2007)
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)