Form 10-Q
period 2008-03-31
KH FUNDING CO
filed 2008-05-15
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-106501

KH FUNDING COMPANY
(Exact name of registrant as specified in its charter)

Maryland	52-1886133
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10801 Lockwood Drive, Suite 370, Silver Spring, Maryland	20901
(Address of Principal Executive Offices)	(Zip Code)

(301) 592-8100
Registrant’s Telephone Number, Including Area Code

N/A
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,574,981 shares, par value $.01 per share, of common stock outstanding as of March 31, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KH FUNDING COMPANY
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash	$88,391	$95,622
Investments available for sale:
Nonmarketable securities	25,437	25,437
Loans receivable, less allowance for loan losses of $525,198 (March 31,2008) and $495,480 (December 31,2007)	45,673,108	47,885,188
Accrued interest receivable	1,648,680	2,668,649
Other receivables	200,046	106,944
Prepaid expenses	157,951	208,549
Property and equipment – Net	131,605	141,993
Real estate owned:
Rental property	670,672	675,914
Held for sale	2,110,631	1,568,655
Other assets	15,988	15,988

Total Assets	$50,722,509	$53,392,939

Liabilities and Stockholders’ Equity

Liabilities
Notes and accrued interest payable	$44,796,753	$51,219,963
Other loans payable	857,188	702,094
Accounts payable and accrued expenses	33,262	32,827
Escrows and security deposits	89,107	101,383
Long-term liabilities	39,892	35,842
Participation loans	4,258,640	261,764

Total Liabilities	50,074,842	52,353,873

Stockholders’ Equity
Common stock (5,000,000 shares authorized; 2,574,981 shares (March 31,2008) and 2,724,981 shares (December 31,2007) issued and outstanding, $0.01 par value)	25,750	27,250
Paid-in capital	1,435,935	1,730,911
Accumulated deficit	(628,568)	(533,645)
Subscription note receivable	(185,450)	(185,450)

Total Stockholders’ Equity	647,667	1,039,066

Total Liabilities and Stockholders’ Equity	$50,722,509	$53,392,939

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$1,214,137	$1,515,829
Interest on bank accounts	45	5,334
Interest on investments —marketable securities	-	11,382
Total interest income	1,214,182	1,532,545

Interest Expense
Interest and fees on notes	869,777	1,006,434
Interest on other loans	91,635	77,883
Interest on participation loans	8,068	-
Total interest expense	969,480	1,084,317
Net interest income	244,702	448,228
Provision for Loan Losses	79,098	45,000
Net Interest Income after Provision for Loan Losses	165,604	403,228
Non-interest Income
Rental income	22,430	14,105
Other	7,239	2,968
Total non-interest income (loss)	29,669	17,073
Non-interest Expense
Salaries and wages	86,877	113,187
Professional fees	49,959	30,477
Offering costs	32,780	47,402
Administration	16,703	38,707
Real estate maintenance	21,172	24,575
Insurance	17,105	12,567
Depreciation	15,630	14,045
Rent	29,819	29,005
Bank charges	13,755	8,640
Stock based compensation	3,523	7,500
Other	2,873	9,832
Total non-interest expense	290,196	335,937
Net (Loss) Income	$(94,923)	$84,364
Basic earnings per share	$(0.04)	$0.03
Diluted earnings per share	(0.04)	0.03
Cash dividends paid per common share	-	0.02

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balances at January 1, 2007	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Additional stock issued				–	–	–
Dividends Declared			(54,538)				(54,538)
Stock Based Compensation Expense	–	–	7,500	–	–	–	7,500

Comprehensive income
Net income for period ended March 31, 2007	–	–	–	84,364	–	–	84,364
Change in fair value of investments	–	–	–	–	–	10,475	10,475

Total Comprehensive Income for the Period	–	–	–	–	–	–	94,839

Balances at March 31, 2007	2,726,951	$27,269	$1,832,745	$(184,756)	$(185,450)	$(23,693)	$1,466,115

Balances at January 1, 2008	2,724,981	$27,250	$1,730,911	$(533,645)	$(185,450)		$$1,039,066

Stock Redemption	(150,000)	(1,500)	(298,500)	–	–	–	(300,000)
Stock Based Compensation Expense			3,523				3,523

Net loss for period ended March 31, 2008	–	–	–	(94,923)	–	–	(94,923)

Balances at March 31, 2008	2,574,981	$25,750	$1,435,934	$(628,568)	$(185,450)		$$647,666

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2008	2007
Cash from Operating Activities
Net (loss) income	$(94,923)	$84,364
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	15,630	14,045
Amortization of loan fees	(7,500)	(27,000)
Provision for loan losses	79,098	45,000
Stock based compensation expense	3,524	7,500
Changes in Operating Assets and Liabilities
Accrued late charges	(6,677)	(2,954)
Prepaid expenses	32,554	(8,811)
Interest receivable	1,019,969	(165,760)
Interest payable (included in notes payable)	563,072	670,409
Accounts payable and accrued expenses	435	3,654
Accrued interest on investments	-	(9,000)
Prepaid offering costs	18,045	26,420
Deferred loan origination costs	3,450	3,000
Unamortized brokerage fees	15,500	7,784
Long term lease liability	4,050	3,777
Prepaid loan expenses	25,797	2,053
Net Cash Provided by Operating Activities	1,672,024	654,481

Cash Flows from Investing Activities
Principal repayments from borrowers	5,841,137	2,571,917
Loans made to borrowers	(4,265,201)	(4,469,384)
Proceeds from sale of marketable securities and other investments	-	(2,382)
(Payments) collections for other receivables	(93,102)	576,422
Purchase of property and equipment	-	(7,044)
Payments on real estate owned	-	(500)

Net Cash Provided by (Used in) Investing Activities	1,482,834	(1,330,971)

Cash Flows from Financing Activities
Proceeds from investor notes	851,270	898,276
Proceeds from other loans	155,094	7,714,066
Principal payments on investor notes	(7,853,052)	(10,081,768)
Increase in participation loans	3,996,875	-
Increase (decrease) in unapplied deposits	-	30,250
Redemption of common stock	(300,000)	-
Payment of dividends	-	(54,538)
Decrease in escrow and security deposits	(12,276)	(27,395)

Net Cash Used in Financing Activities	(3,162,089)	(1,521,109)

Net Decrease in Cash	(7,231)	(2,197,599)

Cash Balance, beginning of period	95,622	3,823,013

Cash Balance, end of period	$88,391	$1,625,414

Supplemental Cash Flow Information:
Interest paid	$406,407	$413,908
Transfer of loans to real estate owned	$541,976	$306,922

The accompanying notes are an integral part of these statements.

KH Funding Company
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of KH Funding Company (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the Company’s industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2008, the results of operations for the three-month periods ended March 31, 2008 and 2007, changes in stockholders’ equity for the three-month periods ended March 31, 2008 and 2007, and cash flows for the three-month periods ended March 31, 2008 and 2007, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2007 were derived from audited financial statements. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The financial statements contemplate continuation of the Company as a going concern. As discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has experienced significant delays in obtaining an effective registration statement covering the offer and sale of its investor notes. On May 5, 2008, the Company filed a new amendment to its registration statement with the SEC and several state securities regulators covering the offer and sale of investor notes, but this amendment has not yet been declared effective. This delay, if it continues, presents a significant risk that the Company may have difficulty meeting its future liquidity needs. The Company requires cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses. Although the Company anticipates that it will continue to receive unscheduled and scheduled loan payments on a going-forward basis, there can be no guaranty that income generated from loans in the future will exceed the amounts needed to fund redemption requests and pay other operational expenses. Additionally, stockholders’ equity at March 31, 2008 has decreased to 1.3% of total assets, which the Company believes to be inadequate to fully protect it against potential losses. Accordingly, because both future income from loans and cash needed for operations, including investor note redemptions, are uncertain and because the Company cannot predict when, if at all, its registration statement covering the offer and sale of investor notes will be declared effective, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies and Estimates

Note A of to the audited financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 describes the significant accounting policies used in the preparation of the Company’s financial statements.

Nature of Operations

The Company conducts operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. The Company purchases residential first and second mortgage loans nationwide from other lenders and banks. The Company also directly originates small commercial real estate mortgage loans and investment property residential mortgage loans.

Use of Estimates in Preparing Financial Statements

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. As of March 31, 2008 and March 31, 2007, the Company had outstanding stock options to purchase 241,250 and 411,250 shares of common stock, respectively. For the three months ended March 31, 2008 and 2007, options to purchase 241,250, and 50,000 shares, respectively, were excluded from the computation of dilutive earnings per share as their effect would have been anti-dilutive.

	For The Three Months Ended March 31,
	2008	2007
	(unaudited)
Basic:
Net (loss) income (attributable to common stock)	$(94,923)	$84,364
Weighted average common shares outstanding	2,574,981	2,726,951
Basic earnings per share	$(0.04)	$0.03

Diluted:
Net (loss) income (attributable to common stock)	$(94,923)	$84,364
Weighted average common shares outstanding	2,574,981	2,726,951
Dilutive effect of stock options	-	98,750

Weighted average common shares outstanding-diluted	2,574,981	2,828,701
Diluted earnings per share	$(0.04)	$0.03

Income Taxes

The Company has elected under Subchapter S of the Internal Revenue Code to be treated as an “S Corporation” for tax purposes. Accordingly, items of income and loss are taxed to the Company’s stockholders and no provision for income taxes is necessary in the financial statements.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and the reporting of unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis, but once applied, the election is irrevocable and is applied to the entire instrument. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations (Revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141, “Business Combinations”, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirement of SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities”, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies”. SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amount of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to enhance the current disclosure framework previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial position, results of operations, and cash flows. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Although the Company does not currently utilize derivative instruments, it is currently evaluating the impact of this new standard on its financial position, results of operations and cash flows.

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

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	March 31, 2008	December 31, 2007
	(unaudited)
Total recorded investment in impaired loans	$3,329,468		$510,697
Amount of that recorded investment for which there is a related allowance for loan losses	$3,329,468		$510,697
Amount of related allowance for loan losses associated with such investment	$354,599		$306,815
Amount of that recorded investment for which there is no related allowance for loan losses	$-	$

	For the three months ended March 31, 2008	For the year ended December 31, 2007
(unaudited)
Average recorded investment in impaired loans during period	$1,920,083	$581,296
Related amount of interest income recognized within period when loans were impaired	$–	$–
Amount of income recognized using cash basis during time within period that loan was impaired	$–	$–

At March 31, 2008 and December 31, 2007, the Company had loans of $4,783,832 and $1,634,947, respectively, which were more than 90 days past due and for which the Company continues to accrue interest. The Company believes that these loans are adequately secured and that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
	(unaudited)	(unaudited)
Beginning balance	$495,480	$452,154
Provision for loan losses	79,098	45,000
Loans charged off	(49,380)	(152,638)
Ending Balance	$525,198	$344,516

NOTE D—INVESTMENTS

Other investments available for sale of $25,437 at March 31, 2008 and December 31, 2007 consist of an equity investment in a private company. The cost of this non-marketable security approximates the fair value of this investment.

NOTE E—RELATED PARTY TRANSACTIONS

Included in notes receivable at March 31, 2008 and December 31, 2007, are 10 notes totaling $10,435,468 and 12 notes totaling $10,694,192, respectively, from officers, stockholders and entities controlled by a stockholder. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%. The majority (93.6%) of these notes receivable were due from one stockholder and its related interests, who owed $9,767,866 as of March 31, 2008.

Included in the notes payable and other loans payable balances at March 31, 2008 and December 31, 2007, are 64 notes totaling $7,318,707 and 66 notes totaling $11,437,449, respectively, which are held by officers and stockholders. These notes were issued at the rates in effect for the applicable terms selected as of the date the notes was issued.

During the three months ended March 31, 2008, the Company had short-term net borrowings of $155,093 from five stockholders and holders of investment notes. These borrowings are included with Other Loans Payable on the balance sheet. These loans are due and payable upon demand.

There is a note receivable of $185,450 included in other receivables, shown on the balance sheet at March 31, 2008 and December 31, 2007 as contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company, which secures the loan. The interest rate on this loan is seven percent. At March 31, 2008 and December 31, 2007, all payments under this loan had been timely made and the there was no accrued interest receivable on this loan.

Included in the notes receivable at March 31, 2008 are six loans in the amount of $9,767,866 to a trust for the benefit of a significant stockholder. The majority of these loans ($9.54 million) were made prior to the period ending March 31, 2008. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The Company holds a first or second lien position with respect to the collateral securing approximately $9.75 million of these loans as well as other real and personal collateral . The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain the real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance. During the quarters ended March 31, 2008 and 2007, the Company recognized $0 in additional interest from the above loan features. The Company recognizes such additional interest earned through variable up-side loan features only when the additional interest is collected.

All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

During the three months ended March 31, 2008, the Company purchased 150,000 shares of its common stock held by Robert L. Harris, Chief Executive Officer and President, at $2.00 per share, for a total of $300,000.

NOTE F—STOCK BASED COMPENSATION

The Company has granted stock-based compensation awards to employees and directors. Awards may consist of common stock or stock options. The Company’s stock options have five-year terms and vest over three years in three equal annual installments. The stock options provide for option exercise prices equal to or greater than the fair market value of the common stock at the date of the grant, as determined by the Board on the grant date.

No stock options were granted during the three months ended March 31, 2008 or 2007. The Company accrues related compensation expenses as its options vest in accordance with SFAS 123(R), Share-Based Payment. The Company recognized $3,523 and $7,500 stock-based compensation expense during the three months ended March 31, 2008 and 2007, respectively, from the vesting of stock options issued in earlier periods. Stock-based compensation includes the value of stock granted to directors for their service, which was $0 and $7,500, respectively, for the three months ended March 31, 2008 and 2007.

A summary of stock option activity during the three months ended March 31, 2008 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	241,250	$2.39		$-
Granted	–
Exercised	–
Forfeited or expired	–			-

Outstanding at March 31, 2008	241,250	2.39	2.09	-

Exercisable at March 31, 2008	187,917	2.17	1.75	-

NOTE G—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

The Company enters into off-balance sheet arrangements in the normal course of its business. These arrangements consist primarily of lines-of-credit and draw-type loans. At March 31, 2008, the Company had $5.67 million in loans of this type. The unused or unfunded amount on these types of loans totaled $.90 million as of March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Portions of this report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our investor notes payable on demand by the holders, other loans and short-term borrowings, delinquencies in our loan portfolio, capital levels, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this report. Except as required by law, KH Funding Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The information contained in this report pertains to the registrant, KH Funding Company. References to the “Company,” “KH Funding” or “we,” “our” and “us” refer to KH Funding Company.

Recent Developments

On May 5, 2008, we filed a post-effective amendment to our most recent registration statement covering our investor notes with the SEC and several state securities regulators to renew our investor note sales efforts. Before we can offer or sell any of our notes in or from a particular state, however, the amended registration statement must be declared effective by the United States Securities and Exchange Commission (the “SEC”) and the applicable state securities regulators. These regulators have the ability to review the amended registration statement and, if they deem appropriate, issue comments to us and require revisions before they declare it effective. We filed this amended registration statement with the states pursuant to “registration by coordination” provisions of state securities laws, which means that, generally, it automatically becomes effective in the states once the SEC declares it effective. If, however, a state securities regulator determines that our amended registration statement does not meet that state’s substantive requirements for registration, we may have to revise or amend our amended registration statement before it is declared effective in that state, and this event would likely delay our offering in that state and/or in other states. Both the SEC and the Maryland Securities Division have decided to review the amended registration statement, and the Maryland Securities Division has issued comments and requested revisions. The SEC may also issue comments and request revisions.

As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, the Division of Securities of the Office of the Maryland Attorney General (the “Maryland Securities Division”) is currently investigating the actions of a former employee who allegedly misappropriated funds from an investor between 2004 and 2006. We have worked diligently with the Maryland Securities Division to address this matter and offered the investor full restitution in April 2008. The Maryland Securities Division also believes that this former employee may have offered and sold securities without being registered as an issuer-agent. We anticipate that the Maryland Securities Division will require us to enter into a Consent Order regarding this alleged violation of the issuer-agent registration requirement, and it may also impose a money penalty against us.

The aforementioned review by the SEC and the Maryland Securities Division and investigation may delay the effectiveness of our amended registration statement and, thus, our ability to sell our investor notes.

Overview

We conduct mortgage banking operations from our headquarters in Silver Spring, Maryland. Our primary business activities consist of originating, acquiring and servicing mortgage and business loans. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second mortgage loans secured by residential real estate from other lenders and banks around the country. To fund our operations, we rely on interest income generated from our lending and investment activities and from proceeds from sales of interest bearing debt securities, or investor notes, to investors, such as the Notes.

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

In prior periods, we used funds obtained from loan repayments and offerings of our investor notes to originate most of the loans in our portfolio. However, rather than directly originating new loans, in the last six years we have increasingly engaged in the wholesale purchase of loans for our loan portfolio and are now purchasing approximately 80% of our new loans. We intend to continue to expand this wholesale component of our operations and expect it to continue to be a major part of our loan acquisition strategy. This strategy is aimed at enabling us to expand our operations with a limited amount of additional personnel and expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component in our operations. We plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Our business strategy is to grow and enhance our profitability by increasing our portfolio of mortgage and business loans. We anticipate that the funds necessary to carry through with this strategy will come from our lending activities and proceeds of sales of our investor notes, such as the Notes. In addition, we may seek to raise funds through private sales of our capital stock.

Starting in the fourth quarter of 2004, we expanded the distribution for our investor notes by engaging in strategic alliances with several major financial services firms throughout the country. We currently have signed selling agreements with three NASD registered broker-dealers with a network of over 1,200 registered representatives in the Midwest and West. These alliances have given us the ability to sell our investor notes through a network of financial intermediaries in defined geographic locations. Through the middle of 2006, our distribution plan has been very successful, establishing close to 700 new investment accounts providing us with over $25,000,000 in funds. In 2006, sales by these broker-dealers established approximately 522 new investment accounts and provided over $11 million in funds. We plan to further increase our distribution network, and are currently in negotiations with other NASD member broker-dealers interested in distributing our investor notes in parts of the United States where we are not currently represented.

As reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, our business strategy has been hampered in recent years because of our inability to raise funds through the sale of our investor notes in or from Maryland, our largest market, because of delays in registering our offerings of such notes. As discussed above, we recently filed an amendment to our latest registration statement covering investor notes with the SEC and several state securities regulators and anticipate that we will soon be able to renew our selling efforts, although there is no guarantee that this registration statement will be declared when anticipated, if at all.

Recently, the sub-prime mortgage lending environment has experienced considerable strain from rising delinquencies and liquidity pressures. Several high profile sub-prime mortgage lenders have failed. These market conditions have resulted in increased scrutiny of sub-prime lending practices. Although we make and acquire loans that may be considered “sub-prime loans”, we believe that our exposure to problems in the industry is limited as a result of several factors. First, at March 31, 2008 our sub-prime loans amounted to only $3.15 million, or 6.89% of our total loans. Second, we believe that we underwrite our sub-prime loans to a higher standard than that employed by some of the more aggressive lenders. Third, we do not offer or purchase the types of sub-prime loans that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate and purchase have loan to value (“LTV”) ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Fourth, we do not generate or purchase high volumes of sub-prime loans, so we are able to look much more closely at the ability of individual borrowers to repay their loans. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation. Notwithstanding the foregoing, because we do carry some sub-prime loans we are subject to some exposure to losses. For example, if there were to be a major downturn in real estate values in the markets in which our sub-prime borrowers reside and those borrowers were to default, the collateral securing these loans might not be sufficient to fully repay the loan balances.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note A to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Management believes the following significant accounting policies also are considered critical accounting policies:

Loan Impairment– A loan is considered impaired when, based on available information or current events, it is probable that we will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. We measure impairment on a loan by loan basis using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market value, or the fair value of the collateral if the loan is collateral-dependent. However, impairment is based on the fair value of the collateral if it is determined that the foreclosure is probable.

Allowance for Loan Losses– We periodically evaluate the adequacy of the allowance for loan losses based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that might affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While we use information available in establishing the allowance for loan losses, evaluation assessments are inherently subjective and future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets. Total assets decreased by $2,670,430, from $53,392,939 at December 31, 2007 to $50,722,509 at March 31, 2008. The size of our loan portfolio decreased $2,212,080 ending at $45,673,108. The decrease in total assets resulted primarily from our inability to sustain historical loan growth due to a shortage in cash because of our inability to sell our investor notes and the use of loan payoff proceeds to fund investor note redemption requests.

Liabilities. Total liabilities decreased by $2,279,032, from $52,353,874 at December 31, 2007 to $50,074,842 at March 31, 2008. The net decrease was primarily due to $7,853,052 in investor note redemptions, offset by an increase of $3,996,875 in loan participations sold.

Equity. Total stockholders’ equity decreased by $391,400 from $1,039,066 at December 31, 2007 to $647,667 at March 31, 2008. The decrease was due to a net loss of $94,923 related primarily to a decrease in net interest income because of a decrease in interest earning assets and a reduced net margin, as well as to stock-based compensation of $3,523 and the repurchase of 150,000 shares of stock at $2.00 per share.

Past Due Loans. As of March 31, 2008, we held 17 loans that were more than 90 days past due but still accruing interest, compared to 18 as of December 31, 2007. The total principal and interest due on these loans was $4,783,832, compared to $5,002,259 as of December 31, 2007. Five of the loans, totaling $967,528, are first mortgage loans on which we do not expect to suffer any loss due to the underlying collateral values. The borrowers under the remaining 12 loans, totaling $3,816,304, are making scheduled payments, and we continue to accrue interest on these loans based on the underlying collateral values and payment histories. We monitor these loans on a continuous basis.

Non-Accrual Loans. As of March 31, 2008, there were 19 loans in non-accrual status with an outstanding principal balance totaling $2,830,781, compared to 13 loans as of December 31, 2007 with an outstanding principal balance of $510,697. The majority of these loans are first mortgage loans that management believes are well-collateralized based on recent valuations. In the event we have to foreclose on any of these loans, we do not expect to recognize any loss in excess of specific reserves associated with the loans. As of March 31, 2008, we had a specific reserve of $354,599 and a general reserve of $170,599 as part of our total reserve of $525,198 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Three Months Ended March 31, 2008 and 2007

Net interest margin. The average yield earned on loans receivable was 10.32% for the three months ended March 31, 2008 and 10.45% for the three months ended March 31, 2007. The average rate paid on investor notes increased to 6.91% for the three months ended March 31, 2008 from 6.79% for the three months ended March 31, 2007, due primarily to an increase in the contractual rates we are required to pay on investor notes and redemptions on our lower-cost notes. Overall, the net margin on interest decreased to 3.41% for the three months ended March 31, 2008, from 3.66% for the three months ended March 31, 2007. This net margin is calculated using contractual rates and excludes fee income and expense.

Net Income/Loss. Net loss for the three months ended March 31, 2008 was $94,923, compared to net income of $84,364 for the three months ended March 31, 2007. The difference resulted primarily to a decrease in net interest income because of a decrease in interest earning assets and a reduced net margin.

Interest Income. Total interest income was $1,214,182 for the three months ended March 31, 2008, compared to $1,532,545 for the same period in 2007. The decrease in interest income was due primarily to a decrease of $312,192 in interest earned on loans between the two periods because a significant amount of our higher-rate loans have been paid off. The decrease in interest earned on loans also resulted from a decline in our loans receivable portfolio due to normal payoffs and a lack of loan originations and purchases. Interest income includes loan and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $969,480 for the three months ended March 31, 2008, and $1,084,317 for the corresponding period in 2007. The decrease in interest expense was a result of a decrease in total investor notes payable due to increased redemptions during the period. The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor Notes.

Provision for Loan Losses. Our provision for loan losses was $79,098 for the three months ended March 31, 2008, compared to $45,000 for the three months ended March 31, 2007. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $29,669 during the three months ended March 31, 2008, compared to $17,073 for the corresponding period in 2007. The difference was due to an increase of $8,325 from rental income earned on other real estate owned.

Non-Interest Expense. Non-interest expense decreased to $290,196 for the three months ended March 31, 2008 from $335,937 for the three months ended March 31, 2007. The decrease was due to a reduction in salaries and wages, securities offering costs and administration expenses.

Income Taxes. We have elected to be treated as a Subchapter S corporation under the Internal Revenue Code and, accordingly, no income tax expense appears in our financial statements.

Liquidity and Capital Resources

For the three months ended March 31, 2008, net cash provided by operating activities was $1,672,024, compared to $654,481 for the quarter ended March 31, 2007. The primary reasons for the increase were a $1,019,969 reduction in interest receivable on loans as a result of loan payoffs during the period and an increase of $563,072 in interest payable on notes payable during the period.

For the three months ended March 31, 2008, net cash provided by investing activities was $1,482,834, compared to net cash used in investing activities of $1,330,971 for the same period in 2007. Cash provided by investing activities for the first quarter of 2008 included $5,841,137 in principal repayments on loans receivable offset by $4,265,201 in loans made to borrowers, compared to $2,571,917 and $4,469,384, respectively, for the first quarter of 2007.

For the three months ended March 31, 2008, net cash used in financing activities was $3,162,089, compared to $1,521,109 for the same period in 2007. Net proceeds from loan participations sold of $3,996,875 and reinvestments by holders of our investor notes of $851,270 were offset by $7,853,052 in investor note redemptions and $300,000 in stock repurchases.

Historically, our primary sources of funding have been the proceeds from the sale of investor notes, principal and interest payments received on loans receivable and investments, proceeds from the sale of loans and rental income from real estate owned and held for rental. While maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition. Redemption requests from holders of our one-day and thirty day demand investor notes can cause significant volatility in our cash balances. We attempt to mitigate this volatility through our liquidity strategy discussed below.

During the first quarter of 2008, we received approximately $6,861,106 of principal and interest in loan payments, which included unscheduled prepayments and payments due at maturity. Beginning in the second quarter of 2006 and continuing through the first quarter of 2008, however, we have been unable to sell our investor notes due to delays in obtaining an effective registration in the State of Maryland. Although we renewed our offering efforts on May 5, 2008 by filing an amended registration statement covering investor notes with the SEC and several states, including Maryland, this registration statement has not yet been declared effective. Although we anticipate that our registration statement will be declared effective during the second quarter of 2008, we cannot guarantee that this will happen. Until we are able to raise funds through the sale of investor notes, our funding sources will be limited to payments received on our loans, proceeds from the sale of loan participations, and proceeds from the sale of loans.

One of our primary liquidity needs is the funding of redemption requests on our one-day demand and thirty-day demand investor notes. Holders of one-day demand notes can make redemption requests by giving us 30 days’ prior notice. Holders of thirty day demand notes can make redemption requests by giving us 90 days’ prior notice. All other types of investor notes, that is the one, three and five year fixed-rate notes, are redeemable upon maturity, or prior to maturity on 90 days’ advance notice with an early redemption penalty.

We make an effort to keep funds available for redemption requests related to our one day demand notes and, in prior periods, have always attempted to hold 3% to 7% of our total assets in cash and cash equivalents to fund redemptions. This amount has historically been sufficient for us to meet these obligations. At March 31, 2008, however, we had cash and cash equivalents of $88,391, or 0.17% of total assets, a historically low level, compared to $95,622 at December 31, 2007 and $1,625,414 at March 31, 2007. In those instances in which we believe funds necessary to satisfy redemption requests will not be available when required, we attempt to sell loans receivable from our portfolio. However, any sale of loans must comply with the requirements of the Trust Indenture Act of 1939 and may require the consent of the trustee for investor notes. At March 31, 2008, we held approximately $10,013,363 million in mortgage loans that we believe could be sold within a short period of time. It should be noted, however, that the national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. These problems have had the effect of decreasing the amount of credit that is available to borrowers. As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire. As a result of these legal and market factors, we may not be able to sell loans from our portfolio in order to meet redemption requests. If we are unable to obtain funds to meet a redemption request within 30 days of such request, we would be in default under the note, which would permit, but not require, the indenture Trustee to accelerate the maturity of the note, declare all of our outstanding investor notes immediately due and payable, and take other actions permitted by the indenture for the investor notes.

At March 31, 2008, cash and cash equivalents were $88,391, compared to outstanding one day demand notes of $6,908,137 million and outstanding thirty day demand notes of $9,471,188 million. The maturities of our outstanding investor notes at March 31, 2008 are as follows:

Balance
Series 3 Demand Notes
One Day	$6,797,166
Thirty Day	$9,564,774
Series 3 Fixed Term Notes:
Due within 1 year	$8,476,709
Due in 1 to 3 years	$6,081,740
Due in 3 to 5 years	$7,068,427
Series 4 Fixed Term Notes:
Due within 1 year	$2,075,447
Due in 1 to 3 years	$342,579
Due in 3 to 5 years	$4,505,945

Subtotal	$44,912,787
Unamortized brokerage costs	(116,033)
Total investor notes, net	$44,796,754

The Company has never failed to satisfy a redemption requests within the 30-day grace period stated above. Notwithstanding this historical track record, there can be no guarantee that we be able to maintain sufficient liquidity to meet future redemption requests.

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

Stockholders’ Equity. Total stockholders’ equity has decreased as a percentage of total assets over the last seven years, from 10.6% at December 31, 1999 to 1.3% at March 31, 2008. During the period ending March 31, 2008, we experienced an operating loss of $94,923 combined with stock repurchases of $300,000 resulting in an ending balance in stockholders equity of $647,667. Our Board suspended the payment of stock dividends after the second quarter of 2007 to help maintain sufficient equity levels.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to Management, including the Chief Executive Officer, who also serves as the acting Chief Financial Officer (“CEO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2008 was carried out under the supervision and with the participation of Management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2008, to address the material weaknesses identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007, we made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
We began to take steps to correct the previously disclosed lack of tangible audit trails (such as documentation, dates, and signatures) of the performance of control activities, including better review of journal entries, reconciliation of accounts, and valuation of collateral and properties.

•	We began reviewing our loan and investor files to determine whether they are complete and, where incomplete, obtaining any missing information.

•	Mr. Harris resigned as member of the Audit Committee effective January 16, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

On or about March 5, 2008, the Maryland Securities Division informed us that it was investigating the possible offer and sale of our investor notes from and to Maryland by a former employee who was not registered as an issuer-agent in Maryland. We anticipate that the Maryland Securities Division will require us to enter into a Consent Order addressing this alleged violation and may impose a civil money penalty against us.

Item 6. Exhibits

The Exhibits filed or furnished with this report are listed in the Exhibit Index which immediately follows the signatures to this report, and this Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KH FUNDING COMPANY
(Registrant)

Dated: May 15, 2008	/s/ Robert L. Harris
Robert L. Harris
President, Chief Executive Officer, and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).