Form 10-Q
period 2008-06-30
KH FUNDING CO
filed 2008-08-14
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,574,981 shares, par value $.01 per share, of common stock outstanding as of June 30, 2008.

INDEX

Page

Part I. Financial Information	3

Item 1. Financial Statements	3

Balance Sheets -
June 30, 2008 (unaudited) and December 31, 2007	3

Statements of Operations (unaudited) -
For the three and six months ended June 30, 2008 and 2007	4

Statements of Changes in Stockholders’ Equity (unaudited) -
For the six months ended June 30, 2008 and 2007	5

Statements of Cash Flows (unaudited) -
For the six months ended June 30, 2008 and 2007	6

Notes to Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T. Controls and Procedures	18

Part II. Other Information	18

Item 1. Legal Proceedings	18

Item 6. Exhibits	19

Signatures	19

Exhibit Index	20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KH FUNDING COMPANY
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash	$209,224	$95,622
Investments available for sale:
Stock in closely-held corporation	25,437	25,437
Loans receivable, less allowance for loan losses of $592,124
(June 30, 2008) and $495,480 (December 31, 2007)	42,574,751	47,885,188
Accrued interest receivable	1,595,302	2,668,649
Other receivables	610,729	106,944
Prepaid expenses	190,981	208,549
Property and equipment - Net	121,286	141,993
Real estate owned:
Rental property	1,368,741	675,914
Held for sale	1,889,402	1,568,655
Other assets	15,988	15,988

Total Assets	$48,601,841	$53,392,939

Liabilities and Stockholders’ Equity

Liabilities
Notes and accrued interest payable	$42,058,968	$51,219,963
Other loans payable	1,195,425	702,094
Accounts payable and accrued expenses	32,922	32,827
Escrows and security deposits	119,097	101,383
Long-term liabilities	41,099	35,842
Participation loans	4,700,375	261,764

Total Liabilities	48,147,886	52,353,873

Stockholders’ Equity
Common stock (5,000,000 shares authorized; 2,574,981 shares (June 30, 2008) and 2,724,981 shares (December 31, 2007) issued and outstanding, $0.01 par value)	25,750	27,250
Paid-in capital	1,440,203	1,730,911
Accumulated deficit	(826,548)	(533,645)
Subscription note receivable	(185,450)	(185,450)

Total Stockholders’ Equity	453,955	1,039,066

Total Liabilities and Stockholders’ Equity	$48,601,841	$53,392,939

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$1,052,310	$1,532,229	$2,266,447	$3,048,058
Interest on bank accounts	33	377	78	5,711
Interest on investments —marketable securities	-	7,346	-	18,728

Total interest income	1,052,343	1,539,952	2,266,525	3,072,497

Interest Expense
Interest and fees on notes	754,139	928,615	1,623,916	1,935,049
Interest on other loans	14,740	141,326	106,375	219,209
Interest on participation loans	103,593	-	111,661	-
Total interest expense	872,472	1,069,941	1,841,952	2,154,258

Net interest income	179,871	470,011	424,573	918,239
Provision for Loan Losses	75,000	75,000	154,098	120,000

Net Interest Income after Provision for Loan Losses	104,871	395,011	270,475	798,239

Non-interest Income
Rental income	26,613	15,416	49,043	29,521
Loss on sale of real estate owned	(4,732)	(11,872)	(4,732)	(11,872)
Other	1,336	2,736	8,575	5,704

Total non-interest income	23,217	6,280	52,886	23,353

Non-interest Expense
Salaries and wages	81,559	121,665	168,436	234,852
Professional fees	54,573	33,903	104,532	64,380
Offering costs	39,423	36,000	72,203	83,402
Administration	32,971	3,813	49,674	42,520
Real estate maintenance	34,206	53,723	55,378	78,298
Insurance	21,526	16,063	38,631	28,630
Depreciation	14,709	14,782	30,339	28,827
Rent	28,097	28,968	57,916	57,973
Bank charges	13,038	11,983	26,793	20,623
Stock based compensation — employees	4,268	4,000	7,792	11,500
Other	1,698	3,876	4,570	13,708

Total non-interest expense	326,068	328,776	616,264	664,713

Net (Loss) Income	$(197,980)	$72,515	$(292,903)	$156,879

Basic earnings per share	$(0.08)	$0.03	(0.11)	$0.06
Diluted earnings per share	$(0.08)	$0.03	(0.11)	$0.06
Cash dividends paid per common share	$-	$0.02	-	$0.04

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balances at January 1, 2007	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Additional stock issued	330	4	856	-	-	-	860
Dividends (paid $0.04 per share)			(109,083)				(109,083)
Stock Based Compensation Expense			11,500	-	-	-	11,500

Comprehensive income
Net income for period ended June 30, 2007	-	-	-	156,879	-	-	156,879
Change in fair value of investments	-	-	-	-	-	7,692	7,692

Total Comprehensive Income for the Period	-	-	-	-	-	-	164,571

Balances at June 30, 2007	2,727,281	$27,273	$1,783,056	$(112,241)	$(185,450)	$(26,476)	$1,486,162

Balances at January 1, 2008	2,724,981	$27,250	$1,730,911	$(533,645)	$(185,450)	$-	$1,039,066

Stock Redemption	(150,000)	(1,500)	(298,500)	-	-	-	(300,000)
Stock Based Compensation Expense			7,792				7,792

Net loss for period ended June 30, 2008	-	-	-	(292,903)	-	-	(292,903)

Balances at June 30, 2008	2,574,981	$25,750	$1,440,203	$(826,548)	$(185,450)	$-	$453,955

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2008	2007
Cash from Operating Activities
Net (loss) income	$(292,903)	$156,879
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	30,339	28,827
Amortization of loan fees	(14,608)	(57,000)
Provision for loan losses	154,098	120,000
Loss on sale of real estate owned	4,732	11,872
Stock based compensation expense	7,792	11,500
Changes in Operating Assets and Liabilities
Accrued late charges	(10,257)	(6,479)
Prepaid expenses	22,676	36,211
Interest receivable	1,073,347	(340,475)
Interest payable (included in notes payable)	1,016,912	1,170,799
Accounts payable and accrued expenses	95	1,205
Prepaid offering costs	(5,108)	50,014
Deferred loan origination costs	6,900	4,320
Unamortized brokerage fees	32,750	(2,881)
Long term lease liability	5,257	-
Prepaid loan expenses	51,297	-
Net Cash Provided by Operating Activities	2,083,319	1,184,792

Cash Flows from Investing Activities
Principal repayments from borrowers	9,291,650	7,127,337
Loans made to borrowers	(5,199,922)	(6,669,592)
Purchase of marketable securities and other investments	-	(728)
Receivable for participation loan	(451,000)	-
Net other receivable	(52,785)	381,193
Purchase of fixed assets	-	(41,889)
Proceeds from sale of real estate owned	16,151	478,472
Payments on other real estate owned	(12,810)	(4,600)
Net Cash Provided by Investing Activities	3,591,284	1,270,193

Cash Flows from Financing Activities
Proceeds from investor notes	980,692	1,568,912
Principal payments on investor notes	(11,191,349)	(15,697,823)
Increase in participation loans	4,438,611	-
Increase in borrowings	493,331	23,322,450
Payments on borrowings	-	(14,736,683)
Payment of dividends	-	(109,083)
Proceeds from sale of common stock	-	860
Redemption of common stock	(300,000)	-
Decrease in escrow and security deposits	17,714	5,448
Net Cash Used in Financing Activities	(5,561,001)	(5,645,919)

Net Increase (Decrease) in Cash	113,602	(3,190,934)

Cash Balance, beginning of period	95,622	3,823,013

Cash Balance, end of period	$209,224	$623,079

Supplemental Cash Flow Information:
Interest paid	$825,040	$983,459
Transfer of loans to real estate owned	$1,031,280	$306,922

The accompanying notes are an integral part of these statements.

KH Funding Company
Notes to Interim Financial Statements
For the Six Months Ended June, 2008 and 2007
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of KH Funding Company (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the Company’s industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2008, the results of operations for the three- and six-month periods ended June 30, 2008 and 2007, changes in stockholders’ equity for the six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2007 were derived from audited financial statements. The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The financial statements contemplate continuation of the Company as a going concern. As discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has experienced significant delays in obtaining an effective registration statement covering the offer and sale of its investor notes. We continue to pursue our registration efforts and filed an amendment to our most recent registration statement on August 4, 2008 with the Securities and Exchange Commission (the “SEC”) and several state securities regulators. This amendment has not yet been declared effective. This delay, if it continues, presents a significant risk that the Company may have difficulty meeting its future liquidity needs. The Company requires cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses. Although the Company anticipates that it will continue to receive unscheduled and scheduled loan payments on a going-forward basis, there can be no guaranty that income generated from loan payoffs and scheduled payments in the future will exceed the amounts needed to fund redemption requests and pay other operational expenses. Additionally, stockholders’ equity at June 30, 2008 has decreased to 0.93% of total assets, which the Company believes to be inadequate to fully protect it against potential losses. Accordingly, because both future income from loans and cash needed for operations, including investor note redemptions, are uncertain and because the Company cannot predict when, if at all, its registration statement covering the offer and sale of investor notes will be declared effective, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies and Estimates

Note A to the audited financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 describes the significant accounting policies used in the preparation of the Company’s financial statements.

Nature of Operations

The Company conducts operations from its headquarters in Silver Spring, Maryland. Its primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest-bearing debt securities to investors. The Company purchases residential first and second mortgage loans from other lenders and banks primarily in the Baltimore, MD and Washington DC metropolitan areas. The Company also directly originates small commercial real estate mortgage loans and investment property residential mortgage loans.

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

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. As of June 30, 2008 and June 30, 2007, the Company had outstanding stock options to purchase 241,250 and 471,250 shares of common stock, respectively. For the six months ended June 30, 2008 and 2007, options to purchase 80,000, and 50,000 shares, respectively, were excluded from the computation of dilutive earnings per share as their effect would have been anti-dilutive.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Basic:
Net (loss) income (attributable to common stock)	$(197,980)	$72,515	$(292,903)	$156,879
Weighted average common shares outstanding	2,574,981	2,727,190	2,574,981	2,727,071
Basic (loss) earnings per share	$(0.08)	$0.03	$(0.11)	$0.06

Diluted:
Net (loss) income (attributable to common stock)	$(197,980)	$75,515	$(292,903)	$156,879
Weighted average common shares outstanding	2,574,981	2,727,190	2,574,981	2,727,071
Dilutive effect of stock options	-	98,750	-	98,750

Weighted average common shares outstanding-diluted	2,574,981	2,825,940	2,574,981	2,825,821
Diluted (loss) earnings per share	$(0.08)	$0.03	$(0.11)	$0.06

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

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	June 30, 2008	December 31, 2007
	(unaudited)
Total recorded investment in impaired loans	$3,031,006	$510,697
Amount of that recorded investment for which there is a related allowance for loan losses	$1,765,525	$510,697
Amount of related allowance for loan losses associated with such investment	$430,927	$306,815
Amount of that recorded investment for which there is no related allowance for loan losses	$1,265,481	$-

	For the six months ended June 30, 2008	For the year ended December 31, 2007
(unaudited)
Average recorded investment in impaired loans during period	$1,770,851	$581,296
Related amount of interest income recognized within period when loans were impaired	$-	$-
Amount of income recognized using cash basis during time within period that loan was impaired	$-	$-

At June 30, 2008 and December 31, 2007, the Company had loans of $2,979,512 and $5,002,259, respectively, which were more than 90 days past due and for which the Company continues to accrue interest. The Company believes that these loans are adequately secured and that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
	(unaudited)	(unaudited)
Beginning balance	$495,480	$452,154
Provision for loan losses	154,098	120,000
Loans charged off, net	(57,454)	(152,638)
Ending Balance	$592,124	$419,516

NOTE D—INVESTMENTS

Other investments available for sale of $25,437 at June 30, 2008 and December 31, 2007 consist of an equity investment in a private company. The cost of this non-marketable security approximates the fair value of this investment.

NOTE E—RELATED PARTY TRANSACTIONS

Included in notes receivable at June 30, 2008 and December 31, 2007, are 12 notes totaling $10,649,676 and 12 notes totaling $10,694,192, respectively, from officers, stockholders and entities controlled by a stockholder. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%. The majority (94.4%) of these notes receivable were due from one stockholder and its related interests, who owed $10,058,501 as of June 30, 2008.

Included in the notes payable and other loans payable balances at June 30, 2008 and December 31, 2007, are 63 notes totaling $7,112,362 and 66 notes totaling $11,437,449, respectively, which are held by officers and stockholders. These notes were issued at the rates in effect for the applicable terms selected as of the date the notes were issued.

During the six months ended June 30, 2008, the Company had short-term net borrowings of $494,540 from ten stockholders and holders of investment notes. These borrowings are included with Other Loans Payable on the balance sheet. These loans are unsecured and due and payable upon demand.

There is a note receivable of $185,450 included in other receivables, shown on the balance sheet at June 30, 2008 and December 31, 2007 as contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company, which secures the loan. The interest rate on this loan is seven percent. At June 30, 2008 and December 31, 2007, all payments under this loan had been timely made and there was no accrued interest receivable on this loan.

Included in the notes receivable at June 30, 2008 are six loans in the amount of $10,058,501 to a trust for the benefit of a significant stockholder. The majority of these loans ($9.75 million) were made prior to the period ending December 31, 2007. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The Company holds a first or second lien position with respect to the collateral securing approximately $9.75 million of these loans as well as other real and personal collateral . The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance. During the six months ended June 30, 2008 and 2007, the Company recognized $0 in additional interest from the above loan features. The Company recognizes such additional interest earned through variable up-side loan features only when the additional interest is collected.

Management believes that all of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

During the six months ended June 30, 2008, the Company purchased 150,000 shares of its common stock held by Robert L. Harris, Chief Executive Officer and President, at $2.00 per share, for a total of $300,000.

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

No stock options were granted during the six months ended June 30, 2008 or 2007. The Company accrues related compensation expenses as its options vest in accordance with SFAS 123(R), Share-Based Payment. The Company recognized $7,792 and $11,500 stock-based compensation expense during the six months ended June 30, 2008 and 2007, respectively, from the vesting of stock options issued in earlier periods. Stock-based compensation includes the value of stock granted to directors for their service, which was $0 and $0, respectively, for the six months ended June 30, 2008 and 2007.

A summary of stock option activity during the six months ended June 30, 2008 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	241,250	$2.39		$-
Granted	-
Exercised	-
Forfeited or expired	-			-

Outstanding at June 30, 2008	241,250	2.39	1.84	-

Exercisable at June 30, 2008	187,917	2.17	1.50	-

NOTE G—FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined in terms of those inputs as follow:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Significant inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3
Significant unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Impaired Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair values on a recurring basis as of June 30, 2008:

Assets:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Available for Sale	$25,437	$-	$25,437	$-

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at June 30, 2008. Assets measured at fair value on a nonrecurring basis are included in the table below:

Assets:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$3,031,006	$-	$3,031,006	$-

Other Real Estate Owned -
Held for sale	$1,889,402	$-	$1,889,402	$-

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

  The Company enters into off-balance sheet arrangements in the normal course of its business. These arrangements consist primarily of lines-of-credit and draw-type loans. At June 30, 2008, the Company had $4.87 million in loans of this type. The unused or unfunded amount on these types of loans totaled $1.11 million as of June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Portions of this report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our investor notes payable on demand by the holders, other loans and short-term borrowings, delinquencies in our loan portfolio, capital levels, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. These risks and uncertainties are described in detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this report. Except as required by law, KH Funding Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The information contained in this report pertains to the registrant, KH Funding Company. References to the “Company,” “KH Funding” or “we,” “our” and “us” refer to KH Funding Company.

Recent Developments

Our ability to engage in business is dependent, in part, on our ability to raise funds through the sale of our investor notes. On August 4, 2008, we filed a post-effective amendment number 4 to our most recent registration statement covering our investor notes with the SEC and several state securities regulators. Before we can offer or sell any of our notes in or from a particular state, however, the amended registration statement must be declared effective by the SEC and the applicable state securities regulators. These regulators have the ability to review the amended registration statement and, if they deem appropriate, issue comments to us and require revisions before they declare it effective. We filed this amended registration statement with the states pursuant to “registration by coordination” provisions of state securities laws, which means that, generally, it automatically becomes effective in the states once the SEC declares it effective. If, however, a state securities regulator determines that our amended registration statement does not meet that state’s substantive requirements for registration, we may have to revise or amend our amended registration statement before it is declared effective in that state, and this event would likely delay our offering in that state and/or in other states. Our amended registration statement has not yet been declared effective by the SEC or any state securities regulator. As part of our most recent filing, we addressed comments issued by both the SEC and the Maryland Securities Division with respect to our previous amendment to the registration statement, and each of these regulators, or any other state regulator, may decide to issue additional comments to which we may be required to respond before our amended registration statement is declared effective.

As disclosed previously, the Division of Securities of the Office of the Maryland Attorney General (the “Maryland Securities Division”) is currently investigating the actions of a former Senior Vice President who allegedly engaged in unlawful conduct. Specifically, the Maryland Securities Division believes that this former Senior Vice President (i) misappropriated funds from an investor between 2004 and 2006 that the investor tendered to him for deposit into her account at the Company and (ii) acted as an unregistered issuer agent of the Company. During the second quarter of 2008, we also learned that the Maryland Securities Division is investigating whether this former Senior Vice President may have funded an investor account at the Company with funds that he obtained unlawfully from a third party in a personal transaction. These matters are described in more detail in Item I of Part II of this report. Although we believe we are close to finalizing this investigation, there can be no guarantee as to when this investigation will be finalized or its outcome. We anticipate that the Maryland Securities Division may require us to pay a civil money penalty. This investigation and its outcome may impede our ability to offer and sell our investor notes.

Overview

We conduct mortgage banking operations from our headquarters in Silver Spring, Maryland. Our primary business activities consist of originating, acquiring and servicing mortgage and business loans. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second mortgage loans secured by residential real estate from other lenders and banks around the country. Over the past few years, our lending activities have focused primarily on purchasing, rather than originating, loans. This strategy is aimed at enabling us to expand our operations with a limited amount of additional personnel and expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component in our operations. We plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Prior to 2007, our business activities consisted of purchasing mortgage loans (80% of our business) and of originating, acquiring and servicing mortgage loans (20% of our business). Since 2007, our business activities have been limited to funding existing lines of credit and draw-down loan and otherwise servicing our existing loan portfolio. To fund our operations and to satisfy our obligations under our outstanding investor notes, including redemption requests, we have traditionally relied on (i) funds received from loan pay-offs, (ii) interest and other fee income received on our loans, and (iii) funds raised through the issuance of interest-bearing debt securities to investors. However, we have not had the ability to publicly issue securities since the second quarter of 2006, so our operations have recently been funded solely through loan pay-offs, interest and other income received on our loans, and unsecured short-term borrowings. Once we are able to raise funds through the sale of our investor notes, we intend to again focus on purchasing, making and acquiring new mortgage loans.

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

Starting in the fourth quarter of 2004, we expanded the distribution for our investor notes by engaging in strategic alliances with several major financial services firms throughout the country. We currently have signed selling agreements with three broker-dealers registered with The Financial Industry Regulatory Authority (“FINRA”), with a network of over 1,200 registered representatives in the Midwest and West. These alliances have given us the ability to sell our investor notes through a network of financial intermediaries in defined geographic locations. Through the middle of 2006, our distribution plan has been very successful, establishing close to 700 new investment accounts providing us with over $25,000,000 in funds. In 2006, sales by these broker-dealers established approximately 522 new investment accounts and provided over $11 million in funds. We plan to further increase our distribution network, and are currently in negotiations with other FINRA-registered broker-dealers interested in distributing our investor notes in parts of the United States where we are not currently represented.

As reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, our business strategy has been hampered in recent years because of our inability to raise funds through the sale of our investor notes in or from Maryland, our largest market. As discussed above, we recently filed an amendment to our latest registration statement covering investor notes with the SEC and several state securities regulators and anticipate that we will soon be able to renew our selling efforts, although there is no guarantee that this amended registration statement will be declared effective when anticipated, if at all.

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

First, at June 30, 2008 our sub-prime loans amounted to only $4.24 million, or 9.96% of our total loans.

Second, we believe that we underwrite our sub-prime loans to a higher standard than that employed by some of the more aggressive lenders. Our underwriting standards address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.

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

Notwithstanding the foregoing, because we do carry some sub-prime loans, we are subject to some exposure to losses. For example, if there were to be a major downturn in real estate values in the markets in which our sub-prime borrowers reside and those borrowers were to default, the collateral securing these loans might not be sufficient to fully repay the loan balances.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Assets. Total assets decreased by $4,791,048, from $53,392,939 at December 31, 2007 to $48,601,891 at June 30, 2008. The size of our loan portfolio decreased $5,310,437 ending at $42,574,751. The decrease in total assets resulted primarily from our inability to sustain historical loan growth due to a shortage in cash because of our inability to sell our investor notes and the use of loan payoff proceeds to fund investor note redemption requests.

Liabilities. Total liabilities decreased by $4,205,987, from $52,353,873 at December 31, 2007 to $48,147,886 at June 30, 2008. The net decrease was primarily due to $11,191,349 in investor note redemptions, offset by an increase of $4,438,611 in loan participations sold.

Equity. Total stockholders’ equity decreased by $585,111 from $1,039,066 at December 31, 2007 to $453,955 at June 30, 2008. The decrease was due to a net loss of $292,903 related primarily to a decrease in net interest income because of a decrease in interest earning assets and a reduced net margin, as well as to stock-based compensation of $7,791 and the repurchase of 150,000 shares of stock at $2.00 per share.

Past Due Loans. As of June 30, 2008, we held 14 loans that were more than 90 days past due but still accruing interest, compared to 18 as of December 31, 2007. The total principal and interest due on these loans was $2,979,512, compared to $5,002,259 as of December 31, 2007. Seven of the loans, totaling $1,082,655, are first mortgage loans on which we do not expect to suffer any loss due to the underlying collateral values. The borrowers under the remaining 7 loans, totaling $1,896,857, are making scheduled payments, and we continue to accrue interest on these loans based on the underlying collateral values and payment histories. We monitor these loans on a continuous basis.

Non-Accrual Loans. As of June 30, 2008, there were 15 loans in non-accrual status with an outstanding principal balance totaling $3,031,332, compared to 13 loans as of December 31, 2007 with an outstanding principal balance of $510,697. The majority of these loans are first mortgage loans that management believes are well-collateralized based on recent valuations. In the event we have to foreclose on any of these loans, we do not expect to recognize any loss in excess of specific reserves associated with the loans. As of June 30, 2008, we had a specific reserve of $430,927 and a general reserve of $161,197 as part of our total reserve of $592,124 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Six Months Ended June 30, 2008 and 2007

Net interest margin. The average yield earned on loans receivable was 10.02% for the six months ended June 30, 2008 and 10.87% for the six months ended June 30, 2007. The average rate paid on investor notes decreased to 6.78% for the six months ended June 30, 2008 from 6.91% for the six months ended June 30, 2007, due primarily to an decrease in the contractual rates we are required to pay on investor notes and redemptions on our lower-cost notes. Overall, the net margin on interest decreased to 3.24% for the six months ended June 30, 2008, from 3.64% for the six months ended June 30, 2007. This net margin is calculated using contractual rates and excludes fee income and expense.

Net Income/Loss. Net loss for the six months ended June 30, 2008 was $292,903, compared to net income of $156,879 for the six months ended June 30, 2007. The difference was primarily due to a decrease in net interest income because of a decrease in interest earning assets and a reduced net margin.

Interest Income. Total interest income was $2,266,525 for the six months ended June 30, 2008, compared to $3,072,497 for the same period in 2007. The decrease in interest income was due primarily to a decrease of $781,611 in interest earned on loans between the two periods because a significant amount of our higher-rate loans have been paid off. The decrease in interest earned on loans also resulted from a decline in our loans receivable portfolio due to normal payoffs and a lack of loan originations and purchases. Interest income includes loan and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $1,841,952 for the six months ended June 30, 2008, and $2,154,258 for the corresponding period in 2007. The decrease in interest expense was a result of a decrease in total investor notes payable due to increased redemptions during the period. The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor notes.

Provision for Loan Losses. Our provision for loan losses was $154,098 for the six months ended June 30, 2008, compared to $120,000 for the six months ended June 30, 2007. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $52,886 during the six months ended June 30, 2008, compared to $23,353 for the corresponding period in 2007. The difference was primarily due to an increase of $19,522 from rental income earned on other real estate owned.

Non-Interest Expense. Non-interest expense decreased to $616,264 for the six months ended June 30, 2008 from $664,713 for the six months ended June 30, 2007. The decrease was due to a reduction in salaries and wages, securities offering costs and real estate maintenance expenses.

Income Taxes. We have elected to be treated as a Subchapter S corporation under the Internal Revenue Code and, accordingly, no income tax expense appears in our financial statements.

Comparison of Operating Results for Three Months Ended June 30, 2008 and 2007

Net interest margin. The average yield earned on loans receivable was 9.69% for the three months ended June 30, 2008 and 10.56% for the three months ended June 30, 2007. The average rate paid on investor notes decreased to 6.64% for the three months ended June 30, 2008 from 6.76% for the three months ended June 30, 2007, due primarily to an increase in the contractual rates we are required to pay on investor notes. Overall, the net margin on interest decreased to 3.05% for the three months ended June 30, 2008, from 3.80% for the three months ended June 30, 2007. This net margin is calculated using contractual rates and excludes fee income and expense. The current net margin of 3.05% is at its historical low. The Company does not expect any further significant decrease.

Net (Loss) Income. Net loss for the three months ended June 30, 2008 was $197,980 compared to net income of $72,515 for the three months ended June 30, 2007. The difference was primarily due to a decrease in net interest income because of a decrease in interest earning assets and a reduced net margin.

Interest Income. Total interest income was $1,052,343 for the three months ended June 30, 2008, compared to $1,539,952 for the same period in 2007. The decrease in interest income resulted from a decrease in total loan portfolio due to loan payoffs and lack of loan originations. In addition, we had an increase in nonaccrual loans in the period. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $872,472 for the three months ended June 30, 2008 and $1,069,941 for the corresponding period in 2007. The decrease in interest expense was due to a reduction in 2008 in interest rates and a reduction in total Investor notes payable due to redemptions. The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor notes.

Provision for Loan Losses. Our provision for loan losses was $75,000 for the three months ended June 30, 2008 and June 30, 2007. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $23,217 during the three months ended June 30, 2008, compared to $6,280 for the corresponding period in 2007. The difference was primarily due to the more recent period having smaller losses on the sale of other real estate owned and increased rental income during the period.

Non-Interest Expense. We experienced a slight decrease in non-interest expense to $326,068 for the three months ended June 30, 2008 from $328,776 for the three months ended June 30, 2007. Decreases in salaries and wages and real estate maintenance costs were offset by increases in professional fees and various administration costs in the current period as compared to the prior period.

Income Taxes. We have elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

For the six months ended June 30, 2008, net cash provided by operating activities was $2,083,319, compared to $1,184,792 for the period ended June 30, 2007. The primary reason for the increase was a $1,073,347 reduction in interest receivable on loans as a result of loan pay-offs during the period ended June 30, 2008, compared to an increase of $340,475 in interest receivable on loans during the period ended June 30, 2007.

For the six months ended June 30, 2008, net cash provided by investing activities was $3,591,284, compared to $1,270,193 for the same period in 2007. Cash provided by investing activities for the six months ended June 30, 2008 included $9,291,650 in principal repayments on loans receivable offset by $5,199,922 in loans made to borrowers, compared to $7,127,337 and $6,669,592, respectively, for the six months ended June 30, 2007.

For the six months ended June 30, 2008, net cash used in financing activities was $5,561,001, compared to $5,645,919 for the same period in 2007. Net proceeds from loan participations sold of $4,438,611 were offset by $11,191,349 in investor note redemptions and $300,000 in stock repurchases.

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

During the six month period ending June 30 2008, we received approximately $12,631,444 of principal and interest in loan payments, which included unscheduled prepayments and payments due at maturity. Beginning in the second quarter of 2006 and continuing through the second quarter of 2008, however, we have been unable to sell our investor notes due to delays in obtaining an effective registration covering our investor notes. Although we continue to pursue our registration efforts, the amended registration statement that we filed with the SEC and various state securities regulators has not yet been declared effective. Although we anticipate that our amended registration statement will be declared effective soon, we cannot guarantee that this will happen. Until we are able to raise funds through the sale of investor notes, our funding sources will be limited to payments received on our loans, proceeds from the sale of loan participations, and proceeds from the sale of loans.

One of our primary liquidity needs is the funding of redemption requests on our one-day demand and thirty-day demand investor notes. Holders of one-day demand notes can make redemption requests by giving us one day prior notice. Holders of thirty day demand notes can make redemption requests by giving us 30 days’ prior notice. All other types of investor notes, that is the one, three and five year fixed-rate notes, are redeemable upon maturity, or prior to maturity on 90 days’ advance notice with an early redemption penalty.

We make an effort to keep funds available for redemption requests related to our one day demand notes and, in prior periods, have always attempted to hold 5% to 20% of our total assets in cash and cash equivalents to fund redemptions. This amount has historically been sufficient for us to meet these obligations. At June 30, 2008, however, we had cash and cash equivalents of $209,224.

As stated elsewhere in this report, our ability to sell our investor notes in our principal markets during 2006, 2007 and the first half of 2008 was very limited due to delays in registering this offering. Our cash and cash equivalents, which is the primary source of funds to pay interest on and redeem our investor notes, have been significantly impacted by this delay. At June 30, 2008, cash and cash equivalents were $209,224, or 0.43% of total assets, a historically low level, compared to $95,622 at December 31, 2007. Overall our low cash balances are due to the fact that redemptions of our investor notes during the first half of 2008 and fiscal year 2007 exceeded sales of investor notes during those periods due to our limited ability to sell investor notes.
During 2007, we accepted loans (Other loans payable) from some of our existing security holders in the net amount of $.70 million.

In those instances in which we believe funds necessary to satisfy redemption requests will not be available when required, we attempt to sell loans receivable from our portfolio. However, any sale of loans must comply with the requirements of the Trust Indenture Act of 1939 and may require the consent of the trustee for investor notes. At June 30, 2008, we held more than $26 million in residential and commercial mortgage loans that we believe could be sold within a short period of time for the purpose of satisfying investor note redemption requests. Further, we held $3.75 million in business line-of-credit loans and second lien loans at June 30, 2008, which earn higher yields than the first trust loans and that we believe could also be sold, although generally they take longer to sell and are sold at a discount. It should be noted, however, that the national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. These problems have had the effect of decreasing the amount of credit that is available to borrowers. As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire. Because of these legal and market factors, we may not be able to sell loans from our portfolio to meet redemption requests. If we are unable to obtain funds to meet a redemption request within 30 days of such request, we would be in default under the note, which would permit, but not require, the indenture Trustee to accelerate the maturity of the note, declare all of our outstanding investor notes immediately due and payable, and take other actions permitted by the indenture for the investor notes.

At June 30, 2008, we had outstanding one day demand notes of $6,084,854 and outstanding thirty day demand notes of $9,073,918 million. The maturities of our outstanding investor notes at June 30, 2008 are as follows:

Series 3 Demand Notes	Balance
One Day	$6,084,854
Thirty Day	$9,073,918
Series 3 Fixed Term Notes:
Due within 1 year	$7,535,821
Due in 1 to 3 years	$5,893,800
Due in 3 to 5 years	$6,938,435
Series 4 Fixed Term Notes:
Due within 1 year	$1,804,166
Due in 1 to 3 years	$348,227
Due in 3 to 5 years	$4,478,530

Subtotal	$42,157,751
Unamortized brokerage costs	(98,783)
Total investor notes, net	$42,058,968

We have never failed to satisfy a redemption request within the 30-day grace period stated above. Notwithstanding this historical track record, there can be no guarantee that we be able to maintain sufficient liquidity to meet future redemption requests.

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

Stockholders’ Equity. Total stockholders’ equity has decreased as a percentage of total assets over the last seven years, from 10.6% at December 31, 1999 to 0.93% at June 30, 2008. During the period ending June 30, 2008, we experienced an operating loss of $292,903 combined with stock repurchases of $300,000 resulting in an ending balance in stockholders equity of $453,955. Our Board suspended the payment of stock dividends after the second quarter of 2007 to help maintain sufficient equity levels.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to Management, including the Chief Executive Officer, who also serves as the acting Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2008 was carried out under the supervision and with the participation of Management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2008, we strengthened our procedures governing the processing of incoming investor funds in an effort to strengthen our internal control over financial reporting. Our investors periodically wire funds to us for investment in their investor accounts maintained at the Company, and these strengthened procedures apply to those limited cases in which the wiring information we receive does not indicate the beneficiary of such funds. For these limited cases, the Company has instituted a policy that requires full verification of the source and beneficiary for incoming wire transfers where the beneficiary is not immediately recognized. There was no other change in the Company’s internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about March 5, 2008, the Maryland Securities Division informed us that it is investigating several possible violations of the Maryland Securities Act by the Company and one of our former Senior Vice Presidents. We are cooperating fully with the Maryland Securities Division to resolve this investigation.

First, the Maryland Securities Division believes that a former Senior Vice President (who resigned in December 2007) offered and sold our investor notes from Maryland without being registered as an issuer-agent in Maryland. We anticipate that the Maryland Securities Division will require us to enter into a Consent Order addressing this alleged violation and impose a civil money penalty against us.

Second, the Maryland Securities Division believes that this former Senior Vice President misappropriated approximately $74,872 in checks from an investor between 2004 and 2006 which she tendered to this Senior Vice President for deposit into her investor account but which he instead deposited into his personal accounts. Upon learning of this incident, we restricted the Senior Vice President’s duties and handling of any investor funds. We have since instituted policies to reduce the risk that misappropriations by employees will occur in the future. We have set aside funds that we believe are sufficient to address the investor’s claim and are also pursuing coverage under our policy of fidelity insurance.

Third, during the second quarter of 2008, the Maryland Securities Division notified us that it was investigating whether this former Senior Vice President funded his mother’s account at the Company using approximately $864,000 that he wrongfully obtained from a third party in a personal transaction with that party. We had no knowledge of any possible wrongdoing with respect to this third party, who has neither contacted us with respect to these funds nor made a claim to the funds, and we are not aware that any wrongdoing has in fact been committed with respect to this matter. Further, we believe that any liability related to these funds, if any, rests solely with the former Senior Vice President. There can be no guarantee, however, that our beliefs with respect to liability will ultimately prove true or that we will not be subjected to litigation regarding this matter.

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

KH FUNDING COMPANY
(Registrant)

Dated: August 13, 2008	/s/ Robert L. Harris
Robert L. Harris
President, Chief Executive Officer, and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

.