Form 10-Q
period 2008-09-30
KH FUNDING CO
filed 2008-11-14
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,574,981 shares, par value $.01 per share, of common stock outstanding as of September 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KH FUNDING COMPANY
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash	$12,366	$95,622
Investments available for sale:
Stock in closely-held corporation	25,437	25,437
Loans receivable, less allowance for loan losses of $660,424 (September 30, 2008) and $495,480 (December 31, 2007)	41,942,780	47,885,188
Accrued interest receivable	2,006,153	2,668,649
Other receivables	243,130	106,944
Prepaid expenses	187,949	208,549
Property and equipment – Net	111,001	141,993
Real estate owned:
Rental property	1,362,201	675,914
Held for sale	1,852,923	1,568,655
Other assets	15,988	15,988

Total Assets	$47,759,928	$53,392,939

Liabilities and Stockholders’ Equity

Liabilities
Notes and accrued interest payable	$40,684,175	$51,219,963
Other loans payable	1,550,887	702,094
Accounts payable and accrued expenses	37,025	32,827
Escrows and security deposits	103,496	101,383
Long-term liabilities	43,728	35,842
Participation loans	5,065,822	261,764

Total Liabilities	47,485,133	52,353,873

Stockholders’ Equity
Common stock (5,000,000 shares authorized; 2,574,981 shares (September 30, 2008) and 2,724,981 shares (December 31, 2007) issued and outstanding, $0.01 par value)	25,750	27,250
Paid-in capital	1,442,984	1,730,911
Accumulated deficit	(1,008,489)	(533,645)
Subscription note receivable	(185,450)	(185,450)

Total Stockholders’ Equity	274,795	1,039,066

Total Liabilities and Stockholders’ Equity	$47,759,928	$53,392,939

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$989,599	$1,489,711	$3,256,046	$4,537,769
Interest on bank accounts	30	48	108	5,759
Interest on investments —marketable securities	-	6,539	-	25,267
Total interest income	989,629	1,496,298	3,256,154	4,568,795
Interest Expense
Interest and fees on notes	690,752	991,827	2,314,668	2,945,585
Interest on other loans	27,312	124,500	133,687	325,000
Interest on participation loans	117,929	-	229,590	-
Total interest expense	835,993	1,116,327	2,677,945	3,270,585
Net interest income	153,636	379,971	578,209	1,298,210
Provision for Loan Losses	118,286	75,000	272,384	195,000
Net Interest Income after Provision for Loan Losses	35,350	304,971	305,825	1,103,210
Non-interest Income
Rental income	40,995	16,536	90,038	46,057
Loss on sale of real estate owned	-	(8,864)	(4,732)	(20,736)
Loss on sale of securities	-	(52,567)	-	(52,567)
Other	637	2,742	9,212	8,446
Total non-interest income	41,632	(42,153)	94,518	(18,800)
Non-interest Expense
Salaries and wages	75,672	127,827	244,108	374,179
Professional fees	19,612	71,726	124,144	136,106
Offering costs	32,235	40,663	104,438	124,065
Administration	11,414	12,001	61,088	43,021
Real estate maintenance	32,211	19,238	87,589	77,286
Insurance	17,219	22,947	55,850	51,577
Depreciation	16,824	14,746	47,163	43,573
Rent	28,591	28,428	86,506	86,401
Bank charges	14,334	13,788	41,127	34,411
Stock based compensation-employees	2,780	4,000	10,573	15,500
Other	8,031	2,047	12,601	15,754
Total non-interest expense	258,923	357,411	875,187	1,001,873
Net (Loss) Income	$(181,941)	$(94,593)	$(474,844)	$82,537
Basic earnings per share	$(0.07)	$(0.03)	$(0.18)	$0.03
Diluted earnings per share	$(0.07)	$(0.03)	$(0.18)	$0.03
Cash dividends paid per common share	$-	$0.02	$-	$0.06

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	Common Stock		Paid-In	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balances at January 1, 2007	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Additional stock issued	330	4	856	–	–	–	860
Stock Redemptions	(2,300)	(23)	(4,577)				(4,600)
Dividends (paid $0.06 per share)			(164,028)				(164,028)
Stock Based Compensation Expense			15,500	–	–	–	15,500

Comprehensive income
Net income for period ended September 30, 2007	–	–	–	82,537	–	–	82,537
Change in fair value of investments	–	–	–	–	–	34,168	34,168
Total Comprehensive Income for the Period	–	–	–	–	–	–	116,705
Balances at September 30, 2007	2,724,981	$27,250	$1,727,534	$(186,583)	$(185,450)	$–	$1,382,751

Balances at January 1, 2008	2,724,981	$27,250	$1,730,911	$(533,645)	$(185,450)	$0	$1,039,066

Stock Redemption	(150,000)	(1,500)	(298,500)	–	–	–	(300,000)
Stock Based Compensation Expense			10,573				10,573

Net loss for period ended September 30, 2008	–	–	–	(474,844)	–	–	(474,844)
Balances at September 30, 2008	2,574,981	$25,750	$1,442,984	$(1,008,489)	$(185,450)	$0	$274,795

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2008	2007
Cash from Operating Activities
Net (loss) income	$(474,844)	$82,537
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	47,165	43,573
Amortization of loan fees	(22,108)	(87,000)
Provision for loan losses	272,384	195,000
Write-down of real estate held for sale	37,954	-
Loss on sale of real estate owned	4,732	20,736
Stock based compensation expense	10,573	15,500
Changes in Operating Assets and Liabilities
Accrued late charges	(27,235)	(7,406)
Prepaid expenses	30,008	(113,293)
Decrease (increase) in Interest receivable	662,496	(386,374)
Increase in Interest payable (included in notes payable)	1,369,899	1,644,812
Accounts payable and accrued expenses	4,198	10,894
Prepaid offering costs	(9,408)	167,724
Deferred loan origination costs	9,900	7,680
Unamortized brokerage fees	50,000	13,470
Long term lease liability	7,886	-
Prepaid loan expenses	76,797	51,941
Net Cash Provided by Operating Activities	2,050,397	1,712,361

Cash Flows from Investing Activities
Principal repayments from borrowers	10,695,201	13,489,339
Loans made to borrowers	(6,093,811)	(10,999,358)
Proceeds from marketable securities and other investments	-	562,750
Net other receivables	(136,186)	(164,086)
Purchase of fixed assets	-	(41,887)
Proceeds from sale of real estate owned	16,151	478,473
Payments on other real estate owned	(14,285)	(4,600)
Net Cash Provided by Investing Activities	4,467,070	3,320,631

Cash Flows from Financing Activities
Proceeds from investor notes	1,397,180	2,248,012
Principal payments on investor notes	(13,352,867)	(17,407,737)
Increase in participation loans	4,804,058	-
Increase in borrowings	848,793	6,684,548
Payment of dividends	-	(164,028)
Proceeds from sale of common stock	-	860
Redemption of common stock	(300,000)	(4,600)
Decrease in escrow and security deposits	2,113	(47,337)
Net Cash Used in Financing Activities	(6,600,723)	(8,690,282)

Net Decrease in Cash	(83,256)	(3,657,290)

Cash Balance, beginning of period	95,622	3,823,013

Cash Balance, end of period	$12,366	$165,723

Supplemental Cash Flow Information:
Interest paid	$1,308,046	$1,625,773
Transfer of loans to real estate owned	$1,031,280	$1,856,922

The accompanying notes are an integral part of these statements.

KH Funding Company
Notes to Interim Financial Statements
For the Nine Months Ended September, 2008 and 2007
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of KH Funding Company (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the Company’s industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2008, the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007, changes in stockholders’ equity for the nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2007 were derived from audited financial statements. The results of operations for the three- and nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The financial statements contemplate continuation of the Company as a going concern. As discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company experienced significant delays starting in the second quarter of 2006 in obtaining an effective registration statement covering the offer and sale of its investor notes. The Company’s most recent registration statement, covering the offer and sale of an aggregate of $250 million of our Series 3 Secured Notes and Series 4 Unsecured Notes, was declared effective by the Securities and Exchange Commission and by the Maryland Division of Securities on November 10, 2008. The Company filed this registration statement with securities regulators in several other states and expects that the registration in those states will be declared effective shortly. During this delay, the Company was unable to raise significant funds for operations and, as a result, there is a significant risk that the Company may have difficulty meeting its future liquidity needs. The Company requires cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses. Although the Company anticipates that it will raise money through this offering and that the Company will continue to receive unscheduled and scheduled loan payments on a going-forward basis, there can be no assurance that funds generated from this offering or from loan payoffs and scheduled payments in the future will exceed the amounts needed to fund redemption requests and pay other operational expenses. Additionally, stockholders’ equity at September 30, 2008 has decreased to 0.58% of total assets, which the Company believes to be inadequate to fully protect it against potential losses. Accordingly, because both future income from loans and cash needed for operations, including investor note redemptions, are uncertain and because the Company cannot predict whether its offering will be successful, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings Per Share

Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. As of September 30, 2008 and September 30, 2007, the Company had outstanding stock options to purchase 241,250 and 341,250 shares of common stock, respectively. For the nine months ended September 30, 2008 and 2007, options to purchase 80,000, and 150,000 shares, respectively, were excluded from the computation of dilutive earnings per share as their effect would have been anti-dilutive.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Basic:
Net income (attributable to common stock)	$(181,941)	(94,593)	$(474,844)	$82,537
Weighted average common shares outstanding	2,574,981	2,725,331	2,574,981	2,726,485
Basic earnings per share	$(0.07)	$(0.03)	$(0.18)	$0.03

Diluted:
Net income (attributable to common stock)	$(181,941)	$(94,593)	$(474,844)	$82,537
Weighted average common shares outstanding	2,574,981	2,725,331	2,574,981	2,726,485
Dilutive effect of stock options	-	80,298	-	91,250
Weighted average common shares outstanding-diluted	2,574,981	2,805,629	2,574,981	2,817,735

Diluted earnings per share	$(0.07)	(0.03)	$(0.18)	$0.03

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

Impaired Loans

Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired (or nonaccrual) if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms. The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	September 30, 2008	December 31, 2007
	(unaudited)
Total recorded investment in impaired loans	$3,582,918	$510,697
Amount of that recorded investment for which there is a related allowance for loan losses	$2,317,436	$510,697
Amount of related allowance for loan losses associated with such investment	$500,124	$306,815
Amount of that recorded investment for which there is no related allowance for loan losses	$1,265,482	$-

	For the nine months ended September 30, 2008	For the year ended December 31, 2007
(unaudited)
Average recorded investment in impaired loans during period	$2,046,807	$581,296
Related amount of interest income recognized within period when loans were impaired	$-	$-
Amount of income recognized using cash basis during time within period that loan was impaired	$-	$-

At September 30, 2008 and December 31, 2007, the Company had loans of $5,209,980 and $5,002,259, respectively, which were more than 90 days past due and for which the Company continues to accrue interest. The Company believes that these loans are adequately secured and that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
	(unaudited)	(unaudited)
Beginning balance	$495,480	$452,154
Provision for loan losses	272,384	195,000
Loans charged off	(107,440)	(232,800)
Ending Balance	$660,424	$414,354

NOTE D—INVESTMENTS

Other investments available for sale of $25,437 at September 30, 2008 and December 31, 2007 consist of an equity investment in a private company. The cost of this non-marketable security approximates the fair value of this investment.

NOTE E—RELATED PARTY TRANSACTIONS

Included in notes receivable at September 30, 2008 and December 31, 2007, are 12 notes totaling $10,735,665 and 12 notes totaling $10,649,192, respectively, from officers, stockholders and entities controlled by a stockholder. These notes all have annual maturities and are due in full on the maturity date unless extended by the Company. The interest rates on these notes range between 5.99% and 12.5%. The majority (94.5%) of these notes receivable were due from one stockholder and its related interests, who owed $10,145,405 as of September 30, 2008.

Included in the notes payable and other loans payable balances at September 30, 2008 and December 31, 2007, are 59 notes totaling $6,704,551 and 66 notes totaling $11,437,449, respectively, which are held by officers and stockholders. These notes were issued at the rates in effect for the applicable terms selected as of the date the notes were issued.

During the nine months ended September 30, 2008, the Company had short-term net borrowings of $848,793 from fifteen stockholders and holders of investment notes. These borrowings are included with Other Loans Payable on the balance sheet. These loans are due and payable upon demand.

There is a note receivable of $185,450 included in other receivables, shown on the balance sheet at September 30, 2008 and December 31, 2007 as contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company, which secures the loan. This loan is an interest-only loan, payable on demand, and the interest rate is seven percent. At September 30, 2008 and December 31, 2007, all payments under this loan had been timely made and there was no accrued interest receivable on this loan.

Included in the notes receivable at September 30, 2008 are six loans in the amount of $10,145,405 to a trust for the benefit of a significant stockholder. The majority of these loans ($9.75 million) were made prior to the period ending December 31, 2007. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The Company holds a first or second lien position with respect to the collateral securing approximately $9.75 million of these loans as well as other real and personal collateral. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance. During the quarters ended September 30, 2008 and 2007, the Company recognized $0 in additional interest from the above loan features. The Company recognizes such additional interest earned through variable up-side loan features only when the additional interest is collected.

Management believes that all of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

During the nine months ended September 30, 2008, the Company purchased 150,000 shares of its common stock held by Robert L. Harris, Chief Executive Officer and President, at $2.00 per share, for a total of $300,000.

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

No stock options were granted during the nine months ended September 30, 2008 or 2007. The Company accrues related compensation expenses as its options vest in accordance with SFAS 123(R), Share-Based Payment. The Company recognized $10,573 and $15,500 stock-based compensation expense during the nine months ended September 30, 2008 and 2007, respectively, from the vesting of stock options issued in earlier periods. Stock-based compensation includes the value of stock granted to directors for their service, which was $0 and $0, respectively, for the nine months ended September 30, 2008 and 2007.

A summary of stock option activity during the nine months ended September 30, 2008 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	241,250	$2.39	2.34
Granted	-
Exercised	-
Forfeited or expired	-

Outstanding at September 30, 2008	241,250	2.39	1.59	$-

Exercisable at September 30, 2008	214,584	2.30	1.44	-

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair values on a recurring basis as of September 30, 2008:

Assets:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Available for Sale	$25,437	$-	$-	$25,437

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. Assets measured at fair value on a nonrecurring basis as of September 30, 2008 are included in the table below:

Assets:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$3,582,918	$-	$3,582,918	$-

Other Real Estate Owned - Held for sale	$1,852,923	$-	$1,852,923	$-

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

The Company enters into off-balance sheet arrangements in the normal course of its business. These arrangements consist primarily of lines-of-credit and draw-type loans. At September 30, 2008, the Company had $4.48 million in loans of this type. The unused or unfunded amount on these types of loans totaled $.84 million as of September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Portions of this report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. Such risks and uncertainties include liquidity risks associated with our investor notes payable on demand by the holders, other loans and short-term borrowings, delinquencies in our loan portfolio, capital levels, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. These risks and uncertainties are described in detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report). Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this report. Except as required by law, the Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The information contained in this report pertains to the registrant, KH Funding Company. References to the “Company,” “KH Funding” or “we,” “our” and “us” refer to KH Funding Company.

Recent Developments

Our ability to engage in business is dependent, in part, on our ability to raise funds through the sale of our investor notes. We have been unable to sell our investor notes since the second quarter of 2006 due to delays in obtaining an effective registration statement for our offerings. On November 10, 2008, the SEC and the Maryland Securities Division declared our most recent registration statement (covering up to $250 million in Series 3 Senior Secured Notes and Series 4 Subordinated Unsecured Notes) effective, and we expect that our concurrent registrations in certain other states will be declared effective shortly. Accordingly, we may now re-commence our selling efforts.

On November 6, 2008, without admitting or denying the conclusions of law contained therein, we entered into a Consent Order with the Maryland Division of Securities which resolved various investigations into our securities operations that have been discussed in our previous reports. These investigations related to (i) the actions of a former Senior Vice President who allegedly misappropriated approximately $74,872 in checks from an investor between 2004 and 2006 which she tendered to this Senior Vice President for deposit into her investor account but which he instead deposited into his personal accounts, (ii) the fact that we used this former Senior Vice President to offer and sell our investor notes without him being registered as an issuer-agent as required by the Maryland Securities Act, and (iii) certain of our recordkeeping and other internal controls which the Maryland Securities Division believes were inadequate and may have contributed to an $864,000 loss allegedly suffered by a third party with whom this former Senior Vice President had outside relations. The Consent Order provides that our former Senior Vice President acted as an unregistered issuer-agent in violation of the Maryland Securities Act and that we used him as such in violation of the Maryland Securities Act. The Consent Order also provides that we violated the Maryland Securities Act by failing to disclose that we had outstanding redemption requests that were more than 30 days past due in two of the post-effective amendments to our registration statement that we filed with the Maryland Securities Division for review and comment. Under the Consent Order, we agreed to pay a civil penalty of $100,000, of which $85,000 was waived due to our financial condition. The Consent Order also requires us to disclose in the documents we file with the SEC our record keeping and other internal control deficiencies, to keep the Maryland Securities Division abreast of the status of our investor note redemption payments, and to retain an independent consultant to help us identify problems with and strengthen our record keeping practices and our other internal controls and to help us ensure compliance with the Indenture to which our investor notes relate. Our obligations under the Consent Order will impose additional regulatory burdens on us, will require us to incur additional consulting expenses, and may cause us to discover other weaknesses or irregularities.

Also on November 6, 2008, we received a copy of a complaint that was filed against us by Samar Ghadry in the Montgomery County, Maryland Circuit Court pursuant to which she seeks compensatory damages in the amount of approximately $864,000 and punitive damages in the amount of $5.0 million. We have not been served with legal process. This litigation could subject us to substantial legal expenses, and we cannot predict the outcome of this litigation or its potential impact on us. This litigation is discussed further in Item 1 of Part II of this report.

Recent Government Actions

The following is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 ( “EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the U.S. Department of Treasury (“U.S. Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S Treasury announced the Capital Purchase Program (the “CPP”). The CPP makes $250 billion of capital available to U.S. financial institutions from the $700 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury

Also on October 14, 2008, the Federal Deposit Insurance Corporation announced a new program - the Temporary Liquidity Guarantee Program (“TLGP”) - that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions will be covered under the program for the first 30 days without incurring any costs.

The EESA, CPP and TLGP were intended to stabilize the financial industry, restore confidence in the industry, and ease liquidity concerns so that, among other things, financial institutions will increase their lending efforts, both with respect to consumers and other businesses. Because our primary business activity is making and purchasing loans, we believe that the success of these initiatives will have an impact on us, although there can be no assurance as to if, when or the extent to which we will see market improvements or any impact on our business and operations.

Overview

We conduct mortgage banking operations from our headquarters in Silver Spring, Maryland. Our primary business activities consist of originating, acquiring and servicing mortgage and business loans. We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second mortgage loans secured by residential real estate from other lenders and banks around the country. Over the past few years, our lending activities have focused primarily on purchasing, rather than originating, loans. This strategy is aimed at enabling us to expand our operations with limited amount of additional personal and expense because we anticipate that only a minimal expansion or our administrative functions will be needed to support an increased wholesale component in our operations. We plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Prior to 2007, our business activities consisted of purchasing mortgage loans (80% of our business) and of originating, acquiring and servicing mortgage loans (20% of our business). Since 2007, our business activities have been limited to funding existing lines of credit and draw-down loans and otherwise servicing our existing loan portfolio. To fund our operations and to satisfy our obligations under our outstanding investor notes, including redemption requests, we have traditionally relied on (i) funds received from loan pay-offs, (ii) interest and other fee income received on our loans, and (iii) funds raised through the issuance of interest-bearing debt securities to investors. However, we have not had the ability to publicly issue securities since the second quarter of 2006, so our operations have recently been funded solely through loan pay-offs, interest and other income received on our loans, and unsecured short-term borrowings. Once we are able to raise funds through the sale of our investor notes, we intend to again focus on purchasing, making and acquiring new mortgage loans.

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

As reported elsewhere in this report, our business strategy was significantly hampered starting in the second quarter of 2006 because of our inability to raise funds through the sale of our investor notes in or from Maryland, our largest market, because of delays in registering our offering of such notes. Although our registration statement with respect to the offer and sale of up to $250 million in investor notes has been declared effective and we may now re-commence our offering efforts, there can be no assurance that our offering will be successful or, even if it is, that the proceeds we raise from our offering will allow us to fully implement our business strategy.

Recently, the sub-prime mortgage lending environment has experienced considerable strain from rising delinquencies and liquidity pressures. Several high profile sub-prime mortgage lenders have failed, and these failures have adversely impacted the financial markets and economy in general. These market conditions have resulted in increased scrutiny of sub-prime lending practices. Although we make and acquire loans that may be considered “sub-prime loans”, we believe that our exposure to problems in the industry is limited as a result of several factors. First, at September 30, 2008 our sub-prime loans amounted to only $3.52 million, or 8.28% of our total loans. Second, we believe that we underwrite our sub-prime loans to a higher standard than that employed by some of the more aggressive lenders. Third, we do not offer or purchase the types of sub-prime loans that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate and purchase have loan to value (“LTV”) ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Fourth, we do not generate or purchase high volumes of sub-prime loans, so we are able to look much more closely at the ability of individual borrowers to repay their loans. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation. Notwithstanding the foregoing, we are subject to some exposure to losses because we do carry some sub-prime loans. For example, if real estate values in our markets continue to decline and our sub-prime borrowers were to default, the collateral securing these loans might not be sufficient to fully repay the loan balances. This risk applies equally to all of our loans.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets. Total assets decreased by $5,633,011, from $53,392,939 at December 31, 2007 to $47,759,928 at September 30, 2008. The size of our loan portfolio, net of the allowance for loan losses, decreased $5,942,408 ending at $41,942,780. The decrease in total assets resulted primarily from our inability to sustain historical loan growth due to a shortage in cash because of our inability to sell our investor notes and the use of loan payoff proceeds to fund investor note redemption requests.

Liabilities. Total liabilities decreased by $4,868,740, from $52,353,873 at December 31, 2007 to $47,485,133 at September 30, 2008. The net decrease was primarily due to $13,352,867 in investor note redemptions, offset by an increase of $4,804,058 in loan participations sold.

Equity. Total stockholders’ equity decreased by $764,271 from $1,039,066 at December 31, 2007 to $274,795 at September 30, 2008. The decrease was due to a net loss for the nine months ended September 30, 2008 of $474,844 related primarily to a decrease in net interest income because of a decrease in interest earning assets and a reduced net margin, as well as to stock-based compensation of $10,573 and the repurchase of 150,000 shares of stock at $2.00 per share.

Past Due Loans. As of September 30, 2008, we held 21 loans that were more than 90 days past due but still accruing interest, compared to 18 as of December 31, 2007. The total principal and interest due on these loans was $5,209,980, compared to $5,002,259 as of December 31, 2007. Sixteen of the loans, totaling $4,114,295, are first mortgage loans on which we do not expect to suffer any loss due to the underlying real estate collateral values. One of the remaining five loans of $960,369 has a large second trust on three properties behind small first trusts. The borrowers under the remaining four loans, totaling $135,317, are making scheduled payments, and we continue to accrue interest on these loans based on the underlying collateral values and payment histories. We monitor these loans on a continuous basis.

Non-Accrual Loans. As of September 30, 2008, there were 17 loans in non-accrual status with an outstanding principal balance totaling $3,582,918, compared to 13 loans as of December 31, 2007 with an outstanding principal balance of $510,697. The majority of these loans are first mortgage loans that management believes are well-collateralized based on recent valuations. In the event we have to foreclose on any of these loans, we do not expect to recognize any loss in excess of specific reserves associated with the loans. As of September 30, 2008, we had a specific reserve of $500,124 and a general reserve of $160,300 as part of our total reserve of $660,424 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Nine Months Ended September 30, 2008 and 2007

Net interest margin. The average yield earned on loans receivable was 9.91% for the nine months ended September 30, 2008 and 10.74% for the nine months ended September 30, 2007. The average rate paid on investor notes decreased to 6.72% for the nine months ended September 30, 2008 from 7.07% for the nine months ended September 30, 2007, due primarily to a decrease in the contractual rates we are required to pay on investor notes. Overall, the net margin on interest decreased to 3.19% for the nine months ended September 30, 2008, from 3.67% for the nine months ended September 30, 2007. This net margin is calculated using contractual rates and excludes fee income and expense.

Net (Loss) Income. Net loss for the nine months ended September 30, 2008 was $474,844, compared to net income of $82,537 for the nine months ended September 30, 2007. The difference was primarily due to a decrease in net interest income because of a decrease in interest earning assets and a reduced net interest rate margin as between interest-earning assets and interest-bearing liabilities.

Interest Income. Total interest income was $3,256,154 for the nine months ended September 30, 2008, compared to $4,568,795 for the same period in 2007. The decrease in interest income was due primarily to a decrease of $1,281,723 in interest earned on loans between the two periods because a significant amount of our higher-rate loans have been paid off. The decrease in interest earned on loans also resulted from a decline in our loans receivable portfolio due to normal payoffs and a lack of loan originations and purchases. Interest income includes loan and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $2,677,945 for the nine months ended September 30, 2008, and $3,270,585 for the corresponding period in 2007. The decrease in interest expense was a result of a reduction in 2008 in interest rates that we pay on our interest-bearing liabilities and a reduction in total investor notes payable due to redemptions during the period. The interest expense includes the amortization of fees paid to brokers-dealers in prior periods for the sale of our investor notes.

Provision for Loan Losses. Our provision for loan losses was $272,384 for the nine months ended September 30, 2008, compared to $195,000 for the nine months ended September 30, 2007. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $94,518 during the nine months ended September 30, 2008, compared to a loss of $18,800 for the corresponding period in 2007. The difference was primarily due to a loss of $52,567 on the sale of investment securities during the period ended September 30, 2007 and a substantial increase in rental income.

Non-Interest Expense. Non-interest expense decreased to $875,187 for the nine months ended September 30, 2008 from $1,001,873 for the nine months ended September 30, 2007. The decrease was due to a reduction in salaries and wages, securities offering costs and professional fees.

Income Taxes. We have elected to be treated as a Subchapter S corporation under the Internal Revenue Code and, accordingly, no income tax expense appears in our financial statements.

Comparison of Operating Results for Three Months Ended September 30, 2008 and 2007

Net interest margin. The average yield earned on loans receivable was 9.68% for the three months ended September 30, 2008 and 10.74% for the three months ended September 30, 2007. The average rate paid on investor notes decreased to 6.59% for the three months ended September 30, 2008 from 7.29% for the three months ended September 30, 2007, due primarily to a decrease in the contractual rates we are required to pay on investor Notes. Overall, the net margin on interest decreased to 3.09% for the three months ended September 30, 2008, from 3.45% for the three months ended September 30, 2007. This net margin is calculated using contractual rates and excludes fee income and expense. The current net margin of 3.09% is at its historical low. The Company does not expect any further significant decrease.

Net (Loss) Income. Net loss for the three months ended September 30, 2008 was $181,941 compared to a net loss of $94,593 for the three months ended September 30, 2007. The difference was primarily due to a decrease in net interest income because of a decrease in interest earning assets and a reduced net interest rate margin as between interest-earning assets and interest-bearing liabilities.

Interest Income. Total interest income was $989,629 for the three months ended September 30, 2008, compared to $1,496,298 for the same period in 2007. The decrease in interest income resulted from a decrease in total loan portfolio due to loan payoffs and a lack of loan originations. The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $835,993 for the three months ended September 30, 2008, and $1,116,327 for the corresponding period in 2007. The decrease in interest expense was a result of a reduction in 2008 in interest rates that we pay on our interest-bearing liabilities and a reduction in total investor notes payable due to redemptions during the period. The interest expense includes the amortization of fees paid to brokers-dealers in prior periods for the sale of our investor notes.

Provision for Loan Losses. Our provision for loan losses was $118,286 for the three months ended September 30, 2008 and $75,000 for the three months ended September 30, 2007. These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income. We had non-interest income of $41,632 during the three months ended September 30, 2008 compared to a loss of $42,153 for the corresponding period in 2007. The difference was primarily due to a loss of $52,567 on the sale of securities during the 2007 period and a substantial increase in rental income.

Non-Interest Expense. We experienced a decrease in non-interest expense to $258,923 for the three months ended September 30, 2008 from $357,411 for the three months ended September 30, 2007. Decreases in salaries and wages and professional fees during the 2008 period were the primary reasons for the decrease in non-interest expense.

Income Taxes. KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $12,366, or 0.02% of total assets, a historically low level, compared to $95,622 at December 31, 2007 (0.18% of total assets) and $165,723 (0.29% of total assets) at September 30, 2007. During the first nine months of 2008, we received approximately $10.70 million in loan payments (excluding interest), which included unscheduled prepayments and payments due at maturity, and we paid approximately $13.35 million to redeem investor notes. During the same period of 2007, we received approximately $13.49 million in loan payments, and we paid approximately $17.41 million to redeem investor notes.
.
For the nine months ended September 30, 2008, net cash provided by operating activities was $2,050,397, compared to $1,712,361 for the nine months ended September 30, 2007. The primary reason for the increase was a $662,496 reduction in interest receivable on loans as a result of loan payoffs during the period.

For the nine months ended September 30, 2008, net cash provided by investing activities was $4,467,070, compared to $3,320,631 for the same period in 2007. Cash provided by investing activities for the first three quarters of 2008 included $10,695,201 in principal repayments on loans receivable offset by $6,093,811 in loans made to borrowers, compared to $13,489,339 and $10,999,358, respectively, for the first three quarters of 2007.

For the nine months ended September 30, 2008, net cash used in financing activities was $6,600,723, compared to $8,690,282 for the same period in 2007. During the 2008 period, net proceeds from loan participations sold of $4,804,058 were offset in part by $13,352,867 in investor note redemptions and $300,000 in stock repurchases.

We require cash and cash equivalents to fund and purchase loans and to satisfy redemption requests from holders of our outstanding investor notes. Historically, our primary sources of funding have been the proceeds from the sale of investor notes, principal and interest payments received on loans receivable and investments, proceeds from the sale of loans and rental income from real estate owned and held for rental. As discussed elsewhere in this report, we have been unable to raise cash for operations through the sale of our investor notes since the second quarter of 2006. Although a registration statement for the offer and sale of up to $250 million of our investor notes was declared effective on November 10, 2008, there can be no assurance that we will be able to raise a significant amount of cash from this offering for operations. Moreover, although maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

Redemption requests from holders of our one-day and thirty day demand investor notes can cause significant volatility in our cash balances. Holders of our one day demand investor notes can request a redemption immediately after investment, and we are required to redeem the note within one day after receiving the request. Holders of our thirty day demand investor notes can likewise request a redemption immediately after investment, but we are required to redeem the note within 30 days after receiving the request. All other types of investor notes are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty. These features, along with our maximum investment guidelines, were designed to provide us with ample time to satisfy redemption requests. Under the Indenture related to our outstanding investor notes and the Notes, we will be in default if we fail to satisfy a redemption request within 30 days of the date set for redemption, unless we obtain a waiver from each of the note holders who have requested redemption. Upon a default, for so long as such default is continuing, the Indenture Trustee and/or the holders of at least 25% of the principal amount of our outstanding investor notes are permitted, but not required, to accelerate the maturity of all outstanding notes and take other actions permitted by the Indenture. Such an acceleration would likely require us to liquidate the Company.

When we sell an investor note, management determines how it wants to use the proceeds. Generally, our business strategy is to retain some of the proceeds as cash and cash equivalents and to use the remaining proceeds to fund loans and/or purchase other assets, such as mortgages and investment securities, that have higher yields than the yields that we pay on our investment notes. Unlike cash, however, investments in mortgages and securities may not always provide us with immediate liquidity. For example, we generally buy and originate more loans than are immediately saleable, but we try to structure our loan acquisitions so that they may be sold within our 30-day grace period for satisfying redemption requests. However, it must be noted that any sale of loans must comply with the requirements of the Trust Indenture Act of 1939 and may require the consent of the trustee for investor notes.

At September 30, 2008, we held approximately $25.47 million in residential and commercial mortgage loans that we believe could be sold within a short period of time for the purpose of satisfying investor note redemption requests. Further, we held $3.64 million in business line-of-credit loans and second lien loans at September 30, 2008, which earn higher yields than the first trust loans and that we believe could also be sold, although generally they take longer to sell and are sold at a discount. It should be noted, however, that the national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. These problems have had the effect of decreasing the amount of credit that is available to borrowers. As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire.

At September 30, 2008 and December 31, 2007, we had no available-for-sale investment securities, compared to $0 and $581,149 at September 30, 2007 and December 31, 2006, respectively. The decline in available-for-sale securities resulted primarily from the sale of these securities during 2007 to fund operations and the fact we are not actively investing in marketable securities because we are using our available cash to satisfy redemption requests. Assuming that market conditions warrant investment activities, we expect to begin investing in marketable securities again when our cash position improves.

Because of the legal and market factors discussed above, we may not be able to sell loans or other assets to meet redemption requests within the 30-day grace period. The balances of our outstanding investor notes at September 30, 2008 are as follows:

Series 3 Demand Notes	Balance
One Day	$5,671,566
Thirty Day	$8,575,495
Series 3 Fixed Term Notes:
Due within 1 year	$7,564,006
Due in 1 to 3 years	$5,790,997
Due in 3 to 5 years	$6,570,350

Series 4 Fixed Term Notes:
Due within 1 year	$1,761,991
Due in 1 to 3 years	$354,065
Due in 3 to 5 years	$4,477,238

Subtotal	$40,765,708
Unamortized brokerage costs	(81,533)
Total investor notes, net	$40,684,175

We recently satisfied $1.89 million in investor note redemption requests that had been outstanding more than 30 days after the date set for redemption. Redemption requests by three holders (totaling approximately $975,553) remain unsatisfied more than 30 days after the date set for redemption, but each of these investors is a holder of our common stock and has waived timely payment. In addition, as of the filing date of this report we were subject to redemption requests with respect to approximately $1.04 million of outstanding investor notes that are within the 30-day grace period for repayment. We expect to be able to satisfy these requests within the applicable grace periods using cash received from sales of our investor notes and cash received from loan payoffs and other operations.

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

Stockholders’ Equity. Total stockholders’ equity has decreased as a percentage of total assets over the last seven years, from 10.6% at December 31, 1999 to 0.58% at September 30, 2008. During the period ending September 30, 2008, we experienced an operating loss of $474,844 combined with stock repurchases of $300,000 resulting in an ending balance in stockholders equity of $274,795. Our Board suspended the payment of stock dividends after the second quarter of 2007 to help maintain sufficient equity levels.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2008 was carried out under the supervision and with the participation of Management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, management identified as a material deficiency in internal control over financial reporting the fact that our President also servers as our principal accounting officer. Although we will continue to evaluate and monitor the potential impact that this deficiency presents, our present intention is to not hire a separate principal accounting officer unless and until our revenue and net income levels warrant such a change. Efforts to evaluate, and remediate when necessary, the previously reported changes to our internal control over financial reporting to address the other weaknesses described in our Annual Report on Form 10-KSB are continuing and are expected to continue throughout fiscal 2008 and beyond.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2008, we received a copy of a complaint that was purportedly filed on October 31, 2008 by Samar Ghadry in Montgomery County, Maryland Circuit Court against us, Prime Global Securities, Inc., Forum Trading Corp., FTC Capital Markets, Inc., FTC Group, Inc., Pension Financial Services, Inc., Martin Angeli, and Sonia Aguirre Pietri De Angeli. We have not been served with legal process. This litigation relates to the actions of Martin Angeli, our former Senior Vice President, discussed above in the risk factor entitled “We are subject to pending litigation the outcome of which could have a material adverse impact on us”. In her complaint, Ms. Ghadry alleges that she and Mr. Angeli entered into a stock selling agreement whereby Mr. Angeli agreed to sell securities for her at $2.00 per share, but actually sold them at $2.50 per share and retained the excess, which amounted to $864,298.20. Although Ms. Ghadry alleges that we were also a party to this stock selling agreement, we have no knowledge of any such agreement nor was any officer of KH Funding authorized to execute such an agreement on our behalf. Ms. Ghadry further alleges that Mr. Angeli caused these excess funds to be wired to an investor account at KH Funding held by his mother, Sonia Aguirre Pietri De Angeli, and then to an account at another institution also held by his mother, thereby depriving Ms. Ghadry of these funds. Ms. Ghadry alleges that Mr. Angeli forged her signature on the initial wire authorization and that one of our employees notarized that signature, and that our actions, or failures to act, with respect to these wire transactions and our supervision of Mr. Angeli make us liable to her. The wire transaction report we received did not indicate the account for which the funds were earmarked, but because Mr. Angeli had apprised us that his mother intended to make this investment we relied on him for confirmation of the wire and deposited the funds into his mother’s account. Although we subsequently confirmed that the wire instructions did in fact reference the account of Mr. Angeli’s mother, we have also learned that the instructions seem to indicate that the funds were intended for further credit to Ms. Ghadry. We have been unable to confirm any of these allegations or that any wrongdoing actually took place. Ms. Ghadry’s claims against us include breach of contract, fraud, breach of fiduciary duty, conversion, negligent supervision, negligence, re-credit of account for unauthorized transfers, aiding and abetting conversion, aiding and abetting fraud, and aiding and abetting breach of fiduciary duty. Ms. Ghadry seeks compensatory damages from us in the amount of $864,298.20 and punitive damages from us in the amount of $5.0 million, plus costs and interest. We believe that we have strong defenses to these claims and intend to vigorously defend this lawsuit, although we cannot predict the outcome of this litigation or its financial impact on us. We have insurance policies in place that we believe would provide coverage for up to $3.0 million, but there can be no assurance that our policies will cover any or all of these claims.

We are at times, in the ordinary course of business, a party to legal actions normally associated with a lending institution. Management does not believe that any pending normal course litigation is likely to have a material adverse impact on us.

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

KH FUNDING COMPANY
(Registrant)

Dated: November 13, 2008	/s/ Robert L. Harris
Robert L. Harris
President, Chief Executive Officer, and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).