Form 10-K
period 2008-12-31
KH FUNDING CO
filed 2009-04-15
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-14237

KH FUNDING COMPANY
(Exact name of registrant as specified in its charter)

Maryland	52-1886133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10801 Lockwood Drive, Suite 370, Silver Spring, Maryland	20901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (301) 592-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):    Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

There is no established market for the registrant’s common equity.  The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the price known to the registrant at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was:  $4,470,362.

The number of shares of the registrant’s common stock outstanding as of March 31, 2009:  3,074,981

PART I

This Annual Report of KH Funding Company on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which KH Funding Company operates; they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, the cost of funds, and demand for loan products and services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.  For a more complete discussion of these and other risk factors, see Item 1A of Part I of this annual report.  Except as required by applicable laws, we do not intend to publish updates or revisions of forward-looking statements we make to reflect new information, future events or otherwise.

As used in this annual report, the terms “Company”, “KH Funding” and “we”, “our”, and “us” refer to KH Funding Company.

ITEM 1. BUSINESS

General

KH Funding conducts mortgage banking operations from its headquarters in Silver Spring, Maryland. Our primary business activities consist of originating, acquiring and servicing mortgage loans, and issuing interest bearing debt securities to investors (“investor notes”).  We emphasize the direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We also purchase first and second mortgage loans secured by residential real estate from other lenders and banks around the country.

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

Our assets of $44.85 million at December 31, 2008 consisted primarily of cash, mortgages and real property.  In the normal course of business, we collect the income generated by the assets; receive funds from investors; handle the redemption of investor notes; and maintain and track the receipts, disbursements and balances on escrow accounts established by the borrowers.

The following table sets forth certain information relating to KH Funding for the five years ended December 31, 2008. The average yield and cost of funds are derived by dividing interest income or interest expense by the average balance (exclusive of nonaccrual loans and of unamortized fees and costs) of loans receivable or investor notes, respectively, for the years shown. The interest categories are at contract rates and exclude the amortization of related fee income and expense.

Year	Average Yield Loan Portfolio	Cost of Funds Investor Notes	Net Interest Rate Spread
2004	10.89%	5.69%	5.20%
2005	10.66%	6.03%	4.63%
2006	11.05%	6.53%	4.52%
2007	10.65%	7.09%	3.56%
2008	9.89%	6.67%	3.22%

Technology

We maintain an off-site secondary location which has full back-up operability with up-to-date information. The software we use to track our loan portfolio is used commercially by over 300 other subscribers. Our investment account software was made to our specifications to allow us to service the holders of our investor notes in an efficient and timely manner.

Customer Service

We provide monthly statements and timely, personal service to our investors, which have always cultivated a good “word-of-mouth” referral system. We have developed and made available to our investors on-line access to their accounts at our Internet website, www.khfunding.com.  The website allows investors to view their account information at anytime, such as account balances, maturity dates and recent transactions, and to complete transfers from one account to another account, order wire transfers, and request withdrawals.

Business Strategy

Our business strategy is to grow and enhance our profitability by increasing our portfolio of mortgage and business loans.  We anticipate that the funds necessary to carry through with this strategy will come from our lending activities and proceeds of sales of our investor notes.  In addition, we may seek to raise funds through private sales of our capital stock.

Starting in the fourth quarter of 2004, we expanded the distribution for our investor notes by engaging in strategic alliances with several major financial services firms throughout the country.  We currently have signed selling agreements with one FINRA registered broker-dealers with a network of over 400 registered representatives across the country.  These alliances have given us the ability to sell our investor notes through a network of financial intermediaries in defined geographic locations.  To date, during the period we were able to offer our investor notes, our distribution plan has been very successful, establishing close to 700 new investment accounts providing us with over $25,000,000 in funds.  In 2006, sales by these broker-dealers established approximately 522 new investment accounts and provided over $11 million in funds.  We plan to further increase our distribution network, and are currently in negotiations with other FINRA member broker-dealers interested in distributing our investor notes in parts of the United States where we are not currently represented.

Our business strategy has been hampered in recent years because of delays in obtaining an effective registration for our investor notes in Maryland and, thus, raise funds through the sale of investor notes in or from Maryland, our largest market.  This delay resulted from (i) an investigation instituted by the Division of Securities of the Office of the Maryland Attorney General (the “Maryland Securities Division”) relating to our unregistered sale in 2006 of investor notes from Maryland and (ii) reviews by the Securities and Exchange Commission (the “SEC”) and the Maryland Securities Division of our 2006 registration statement and subsequent amendments and a resulting investigation by the Maryland Securities Division, which we were required to address before our registration statement could be declared effective.  In connection with the first investigation, the Maryland Securities Division required us to redeem an aggregate of $464,511.07 in investor notes that were sold to unaccredited investors, offer accredited investors the right to rescind their purchases of investor notes, and enter into a Consent Order in December 2007 finalizing this matter.  In November 2008, we entered into another Consent Order to finalize the registration statement review and related investigation.

We intend to continue managing our assets and maintaining strict collection procedures for any problem assets in order to increase our profitability. We expect to realize more operating efficiencies and cost controls as we invest the proceeds from future offerings, as we do not expect significant additional personnel or facilities will be needed.

Market Area and Credit Risk Concentration

Our lending activities are concentrated primarily in Washington, D.C., the Maryland counties of Anne Arundel County, Baltimore County, Frederick County, Howard County, Montgomery County, and Prince Georges County, and Baltimore City, Maryland and, to a lesser degree, Northern Virginia.  We also purchase residential mortgage loans from banks and other lenders in other states.  Loans in our local market areas made up approximately 96% of our total loan portfolio at December 31, 2008, and our average loan size across our entire portfolio was approximately $280,000.  Overall, since December 31, 2006, we have observed a 10% to 20% decrease in the median sales price for real estate in these markets.  Moreover, as has been widely reported in the news media, the national economy has deteriorated significantly over the last year, and this deterioration has had a significant adverse impact on the financial services industry as a whole, businesses and employers, and commercial and consumer borrowers.  Although the Maryland economy seems to be faring better than in many other parts of the country, the local economy has nevertheless suffered as a result of recent events.  Our larger loans, above $250,000, are made with a strong emphasis on collateral-based underwriting as opposed to relying primarily on credit scoring.

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

Our experience has been that, in originating loans and acquiring loans, there has been increased competition from large institutions. We do not believe that this trend is material to our financial condition or operations at this point.  However, if this trend continues, it is possible that we may have difficulty originating or obtaining loans that meet our standards or that we will have difficulty competing with these larger originators, which often enjoy a lower cost of funds.

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

Some of the mortgage loans we make and acquire are considered “sub-prime loans”.  Sub-prime mortgage loans generally have higher delinquency and default rates than mortgage loans made to prime borrowers.  At December 31, 2008, our sub-prime loans represented 9.73% of our total loans.  We attempt to manage these risks with risk-based mortgage loan pricing, appropriate underwriting policies, appropriate loan collection methods, and reliance on the “hard-collateral” value of the underlying collateral for each loan.  We believe that our exposure to problems in the sub-prime market is limited as a result of several factors.  First, we believe that we are underwriting our sub-prime mortgage loans to a higher standard than the failing and delinquent loans from the more aggressive lenders in the mortgage industry. Second, we do not offer the loan products that are receiving the harshest criticism from regulators, commentators and Congress.  Notably, as a general matter, the sub-prime loans that we originate or purchase have loan to value (“LTV”) ratios at the time the loan is made that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Third, our size does not require us to generate or purchase high volumes of sub-prime mortgage loans so we can look much more closely at the individual borrowers, as in the case of loans that we originate. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation.

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

First Mortgage Lending

Direct Origination. We originate first mortgage loans primarily for investment (rented) residential real estate and small commercial properties. The loans we originate normally have a LTV ratio of 80% or less and are made to investors, or “non-occupant owners”. We use credit scores to determine the creditworthiness of the borrowers. Credit scores are determined by complex computer programs which take into consideration many factors. There are three companies that are the primary providers of credit reports and credit scores for individuals. We generally obtain credit reports and/or credit scores from all three companies, and are a member of one, Equifax. Credit scores range from the 400’s to the 800’s. The lower the credit score, the lower the creditworthiness of the individual. Credit scores below 600 will generally indicate a sub-prime borrower. A credit score of 600 to 680 is a borrower that pays their bills but not always on time, and a credit score above 680 is a creditworthy borrower. Lenders adopt different guidelines for acceptability regarding credit scores. For us, a credit score of 580 to the 800’s (the highest score possible) is within the range of acceptability in order to make or acquire a loan, however, we prefer the credit score to be in the mid-600’s and above. The borrowers with a score below the mid-600’s must provide us with a reason, or reasons, which mitigate the below mid-600’s score.

Acquired Loans.  The first mortgage sub-prime loans we acquire generally have LTV ratios of 70% or less.  The majority of these loans are for the purchase of owner-occupied properties and the interest rates are usually between 9.5% to 11.5%.  Our loan portfolio has none of the aggressive Adjustable-Rate-Mortgage loan products that are currently causing much of the concern regarding sub-prime borrowers in the mortgage lending industry.  The first mortgage loans we acquire that are not sub-prime loans are primarily secured by non-owner occupied properties and made to investors at LTV ratios of 80% or less, where the purpose of the loans is typically to allow the investor to rehabilitate and lease or sell the property.

At December 31, 2008, 53.54% of our loans were first mortgage loans, made up of $10.11 million in direct origination first mortgage loans and $10.00 million in purchased first mortgage loans.

Second Mortgage Lending

Direct Origination. The majority of the second mortgage loans we have originated are debt consolidation loans and are secured by owner-occupied properties.  We typically do not hold the first mortgage on these properties.  The LTV ratios on these loans can be as high as 100%. The borrowers’ credit scores generally start at 580 and average in the low 600s. We have originated very few of these loans in the past few years and do not anticipate that we will make many of these loans in the future.

Acquired Loans. We only acquire second mortgage loans if they have a total LTV ratio of less than 80%. We formerly purchased loans with LTV ratios of up to 125%, but we discontinued that practice in 2000.  We also greatly curtailed purchasing stand-alone second mortgage loans in 2000, as we would prefer to also own the first mortgage when an acquired loan has a combined LTV ratio greater than 80%. However, if borrowers have a credit score in the low to mid 600s or higher, we will purchase a stand-alone second mortgage loan, although we do not do so very often.

The second mortgage loan portion of our loan portfolio represented only 3.94% of our total loan portfolio at December 31, 2008.

Business Lending

We directly originate loans to small businesses. We do not acquire small business loans. Most of the loans we make of this type are for businesses generating less than $1,000,000 in gross revenue. If the business owns real estate, we will obtain a lien on the property(ies) owned by the business as part of our loan. We will also normally place a lien on the primary residence of the owner(s) of the business. We are still a hard collateral lender when we make business loans, i.e., we are still more collateral-sensitive when making business loans than we are "cash flow" sensitive. In other words, if we are considering a loan for a development stage or start-up business and we find the business plan or the results of operations for the business borrower to be acceptable, and the credit score of the borrower to be at the high end of our range of acceptability, then we will make the loan provided we are adequately secured with real estate collateral. Generally, the cash flow will not be present at the time the loan is closed, but will be expected to develop with the use of the loan proceeds. However, we do require that the borrowers have good credit and a reasonable ability to repay the loan. In the instances in which a business has accounts receivable as a primary source of repayment we will obtain a lien on the accounts receivable.

At December 31, 2008, loans in this category made up 4.20% of our total loans, which are also considered part of the first mortgage loan category.

Other Assets Lending

Some of the loans in our portfolio are not secured by real estate or business assets. Automobiles and investor notes secure the majority of these loans. These types of loans are generally made to borrowers with whom we have a long-standing relationship.

At December 31, 2008, loans in this category made up 3.45% of our total loans.

Unsecured Lending

Unsecured loans represented 0.88% of our loan portfolio at December 31, 2008.  The majority of these loans are for small amounts, under $25,000, made to borrowers with whom we have a long-standing relationship, or who have been referred to us by our trusted customers. A few of these loans are to borrowers, with whom we originally had a collateralized loan, but the collateral has been foreclosed upon or has been reduced in value and the balances represent the deficiency or a recognition that no collateral with real value exists for the loan.

The following table sets forth the composition of our loan portfolio by collateral type in dollar amounts for the periods indicated:

	Year Ended December 31,
Loans By Collateral Type	2008	2007
Residential Real Estate – First Mortgage	$9,462,159	$11,441,120
Business Assets and Commercial Real Estate	1,577,300	3,049,002
Investment Property	23,049,958	30,711,891
Residential Real Estate - Second Mortgage	1,478,526	750,253
Other Assets (Auto, Stock)	1,296,720	1,719,596
Other Loans (Over Equity, Medical and Unsecured)	329,462	417,008
Total loans receivable	37,194,125	48,088,870

Unearned fees and other	325,235	291,798
Less allowance for loan losses	(659,242)	(495,480)
Total loans receivable, net	$36,860,118	$47,885,188

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

Investor Notes

We raise a significant amount of funds for operations by selling our investor notes, which consist of “Series 3” senior secured debt and “Series 4” subordinated unsecured debt.  The Series 3 notes are issued as one-day and 30-day demand notes, with variable interest rates, and as one-year, three-year and five-year fixed-rate notes.  Series 3 notes are secured by substantially all of our current and future assets, excluding real estate owned and rank senior to all unsecured and subordinated indebtedness of KH Funding.  The Series 4 are issued as one-year, three-year and five-year fixed-rate notes.  The Series 4 notes are unsecured and rank junior to the Series 3 Notes and any other senior indebtedness we may incur, and on parity with all other unsecured and subordinated indebtedness of KH Funding.  Senior debt includes any indebtedness incurred in connection with our borrowings from a bank, trust company, insurance company, or from any other institutional lender.  Our current offering of investor notes was declared effective by the Maryland Securities Division and the SEC on November 10, 2008, and we have sold only a small amount of investor notes since that date.  Our current registration statement cannot be used to offer or sell securities after April 30, 2009 unless we amend it to include current audited financial statements.

Governmental Regulations

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

USA PATRIOT Act

Congress adopted the USA PATRIOT Act (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  The Patriot Act currently has limited application to our business, in that it requires us to report certain client account information to the federal Financial Crimes Enforcement Network (“FinCEN”) if and to the extent requested by FinCEN.  In the future, amendments to this law, and/or regulations promulgated thereunder, may impose additional burdens on us.

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

Federal Securities Laws

We are subject to information reporting and other requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”).  The federal Sarbanes-Oxley Act of 2002 and the regulations adopted in furtherance thereof made several changes to the Exchange Act to which we are subject.  These changes impose additional requirements and restrictions on us, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that we file with the SEC, and other corporate governance requirements.

Environmental Law

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

Although we believe that we are currently in compliance with statutes and regulations applicable to our business, there can be no assurance that we will be able to maintain compliance with existing or future governmental regulations. The failure to comply with any current or subsequently enacted statutes and regulations could result in the suspension of our business activities and/or the suspension or termination of the licenses on which we rely to conduct our business, and such suspension or termination could have a materially adverse effect on us.  Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations, or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could limit our activities in the future or significantly increase the cost of regulatory compliance.

Insurance

We maintain the following types of insurance for the benefit of KH Funding:

•	Bankers Bond: fidelity and theft coverage of $500,000;

•	Mortgage Impairment: covers losses to properties when the borrower’s policy has expired;

•	Property Damage-Vacant Properties: covers losses to properties immediately after we take title, if they are vacant;

•	Liability Coverage-Vacant Properties: covers liability losses to individuals at vacant properties after we take title;

•	Key Man Life: $2.7 million payable to KH Funding in the event of the death of Robert L. Harris;

•	Key Man Disability: $12,000 per month payable for one year to KH Funding in the event of the disability of Robert L. Harris;

•	Umbrella Liability: $2 million in excess liability coverage above any primary liability coverage that we maintain;

•	Landlord Policies for Individual Rental Properties: basic insurance for rented properties;

•	Health Insurance: maintained for the benefit of the employees;

•	Business Owners Policy: comprehensive business and liability coverage; and

•	Director’s and Officer’s Liability: insurance protecting our directors and officers against liabilities arising in the course of their service to us.

Personnel

At December 31, 2008, we had seven full-time employees (working more than 30 hours per week) and two part-time employees (working fewer than 30 hours per week.)

ITEM 1A. RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risks, including the risks set forth below. You should carefully consider these risks before making an investment decision with respect to our securities.  Additional risks and uncertainties, including those that are not yet identified or that we currently think are insignificant, may also adversely affect our business, results of operations and financial condition and, thus, your investment in KH Funding.

Risks Specific to Our Business

We may not continue as a going concern.

The opinion issued by our independent registered public accounting firm with respect to our audited financial statements for the year ended December 31, 2008 presented in Item 8 of Part II of this annual report contains a qualification to the effect that the financial statements were audited based on the assumption that we will continue as a going concern.  This opinion is also presented in Item 8 of Part II of this annual report and should be considered when reviewing our financial statements.

Between May 2006 and November 2008, we were unable to sell any of our investor notes in our markets, including Maryland, because of delays in obtaining an effective registration for an offering.  Because the sale of our investor notes is largely dependent on our ability to offer them from Maryland and/or to Maryland residents, this delay significantly hampered our ability to raise funds for operations and has created a significant risk that we may have difficulty meeting our future liquidity needs.  Moreover, our current registration statement covering the sale of our investor notes expires on April 30, 2009, so it must be amended and declared effective by the SEC and applicable state securities regulators before we can sell our notes after that date.  We have not yet filed an amendment to this registration statement and, when we do, it is possible that the SEC and/or state securities regulators may issue comments that will need to be addressed before the registration statement may be declared effective.  Accordingly, there can be no assurance that we will not experience additional delays with respect to our selling efforts after April 30, 2009.

We require cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses.  As discussed in the following risk factor, we reported net losses for four of the last five fiscal years, including 2008.  Net investor note redemptions ($14.0 million) exceeded cash received from principal loan repayments—unscheduled prepayments and payments at maturity ($9.9 million)— by approximately $4.1 million.  In the future, we may continue to report losses and may not be able to timely satisfy our obligations.  Additionally, we had a stockholders’ deficit at December 31, 2008 of 0.85% of total assets.  This negative capital gives us no equity margin to protect us against potential future losses.  Because of our recurring losses and stockholders’ deficit and because future income from loans, cash needed for operations (including investor note redemptions) and the success of our securities offerings and sales are uncertain, there is substantial doubt about our ability to continue as a going concern.  Our financial statements presented elsewhere in this annual report do not include any adjustments that might result from the outcome of these uncertainties.

We have experienced net losses in recent fiscal years and may not achieve consistent profitability.

We reported net losses for the fiscal years ended December 31, 2008, 2007, 2005 and 2004.  These losses were attributable in large part to our inability to raise funds for operations by selling our investor notes, although the declining market for real estate and real estate secured loans and the significant deterioration of the economy have also impacted operations.  We may not be able to generate profits on a quarterly or an annual basis in the future.  If we continue to experience net losses in future periods, we may not be able to timely satisfy our obligations, including redemption requests by holders of our investor notes, and these holders may lose all or part of their investments.

We operate with limited capital levels and a stockholders’ deficit.

The timing and amounts of investor note redemptions are unpredictable, and our financial condition could be materially and adversely affected if we were to receive investor note redemption requests in an amount that exceeds our existing cash resources, cash inflows from loans, including unscheduled and unpredictable prepayments, proceeds from sales of investor notes, and the cash we can obtain through the liquidation of our saleable assets to satisfy those redemption requests.  We have always attempted to hold 5% to 20% of our assets in cash and cash equivalents to fund redemptions of one day demand notes, which has historically been sufficient for us to meet our obligations, but at December 31, 2008 our cash and cash equivalents approximated only 0.50% of our total assets.  Accordingly, there can be no guarantee that we will raise funds through our securities offerings or, if we do, that the funds raised will be sufficient to meet future liquidity needs.

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

Historically, a significant portion of our working capital has come from the proceeds of sales of our investor notes, such as the Notes.  As discussed above, however, we were prohibited from selling any of our investor notes between May 2006 and November 2008.  This delay severely limited our ability to strengthen our capital position during the past three years and, in fact, has had a material adverse effect on our capital resources.  In addition, as of December 31, 2008, our debt-to-equity ratio is approximately (0.46%), and stockholders’ equity at December 31, 2008 was 0.85% of our total assets.  These levels are not considered adequate to fully protect our investors against losses in the event we become insolvent or have to liquidate and, accordingly, holders of our securities could lose all or a part of their investments if we were to become insolvent or forced to liquidate and our assets at that time were not sufficient to satisfy our obligations to those holders.

Further information about the rights of our security holders and creditors upon liquidation, our current capital resources and stockholders’ deficit, and our liquidity can be found in the risk factor below entitled “We have failed to comply with the terms of our outstanding notes and the underlying indenture” and in Item 7 of Part II of this annual report under the heading “Liquidity and Capital Resources”.

We have failed to comply with the terms of our outstanding notes and the underlying indenture.

Under the terms of the Indenture relating to our investor notes, we are required to satisfy redemption requests by holders in full within certain time periods, depending on the type of note that is being redeemed.  If we fail to satisfy a redemption request by the date set for redemption and that failure continues for 30 days after that date, we are required to promptly notify the Indenture Trustee and we will be in default under the Indenture unless each of the requesting holders waives our timely compliance.  If we are in default, both the Indenture Trustee and the holders of at least 25% in principal amount of our outstanding investor notes have the right, for so long as that default is continuing, to accelerate our payment obligations under all of our outstanding notes.

Until October 10, 2008, we were subject to redemption requests from 48 holders of our outstanding investor notes (totaling approximately $1.79 million) that remained unsatisfied more than 30 days after the date set for redemption.  We contacted each of these holders and/or their agents to discuss the situation.  All but three of these requests (totaling $975,553) were satisfied on October 10, 2008, and these three investors agreed to extend the dates set for redemption of their notes.  We did not notify the Trustee regarding these late payments until September 22, 2008, which was more than 30 days after the dates set for redemption.

We had redemption requests from two holders (totaling $101,521) for which the 30-day grace period expired on October 24, 2008 and October 25, 2008, respectively, but which were not satisfied until October 28, 2008.  Accordingly, we were in default under the Indenture for four calendar days.  On October 28, 2008, we notified the Trustee of this situation and that these requests had been satisfied in full.

As of December 31, 2008, we were subject to redemption requests with respect to (i) approximately $4.61 million of outstanding investor notes that are past the date set for redemption but within the 30-day grace period for repayment and (ii) approximately $1.75 million of outstanding investor notes that are past the 30-day grace period for repayment.  This fact, along with updates, are regularly reported to the Indenture Trustee.  For so long as a default is continuing, the Indenture Trustee or the holders of 25% of our outstanding investor notes could accelerate all of our outstanding notes, in which case we would be required to immediately pay the outstanding principal and accrued interest due on such notes.

We have not received notice from either the Trustee or the holders of 25% in principal amount of our outstanding investor notes that they intended to assert a default or accelerate all outstanding investor notes because of the situations described above and we have no indication that such a default or an acceleration will be asserted, but there can be no guarantee that the Trustee or the holders will not do so.

Because the sum of principal and accrued interest due on our outstanding investor notes exceeds our cash balances and other sources of immediate liquidity, we would likely have to liquidate our assets if we were to default under the Indenture and the Indenture Trustee or our holders were to accelerate our outstanding notes.  If we were forced to liquidate, our assets would be used first to satisfy the Series 3 investor and any other senior debt, and then to satisfy the Series 4 investor notes, our short-term borrowings, and the obligations owed to our other creditors.  Any assets remaining after such distributions would be distributed pro rata to the holders of our common stock.

It should be noted that a majority of our assets are loans, many of which are secured by real estate.  The national and local real estate markets have experienced a significant downturn in recent months.  Accordingly, if we are forced to liquidate, there can be no guarantee that we would be able to sell our assets at the times or the prices that we desire.  In addition, we had no available-for-sale investment securities at December 31, 2008 or December 31, 2007, compared to available-for-sale securities of $581,149 at December 31, 2006.  Because of the foregoing, holders of our securities could lose all or a part of their investments if we were to become insolvent or forced to liquidate and our assets at that time were not sufficient to satisfy our obligations to those holders.  See Item 7 of Part II of this annual report under the heading “Liquidity and Capital Resources” for further information about this risk.

We are subject to pending litigation the outcome of which could have a material adverse impact on us.

On October 31, 2008, Samar Ghadry filed a complaint against us and several other defendants in Montgomery County, Maryland Circuit Court.  Ms. Ghadry’s complaint relates to the alleged misappropriation of approximately $864,000 by a former Senior Vice President of KH Funding, Martin Angeli.  Ms. Ghadry claims that Mr. Angeli sold certain of Ms. Ghadry’s securities and unlawfully kept some of the proceeds.  We are involved because Mr. Angeli allegedly caused these funds to be wired to his mother’s investor account at KH Funding and then to an account at another institution also owned by his mother.  In her suit against us, Ms. Ghadry seeks the return of $864,000 plus punitive damages in the amount of $5.0 million.  This litigation could subject us to substantial legal expenses, and we cannot predict the outcome of this litigation or its potential impact on us.  We have insurance policies that we believe will cover up to $3.0 million of any judgment, but there can be no guaranty that our insurance policies will cover any of these claims.  Moreover, even if our insurance policies do cover the claims, the aggregate amount that Ms. Ghadry is seeking exceeds our coverage by over $2,864,000.  Accordingly, if Ms. Ghadry were to prevail, we might not have sufficient funds to make payments to holders of our investor notes, including the Notes, as and when they are due and you may lose some or all of your investment.  Further information about this litigation is found in Item 3 of Part I of this annual report.

We have identified material weaknesses in our internal controls.

Based on its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, our management has concluded that we had material weaknesses in internal control over financial reporting and that, accordingly, our internal control over financial reporting was not effective as of December 31, 2008.  A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses related to the following:

•
Lack of tangible audit trail, such as documentation, dates and signatures of the performance of control activities such as review of journal entries, reconciliation of accounts and valuation of collateral and properties.

•
We had one person, Mr. Harris, performing the roles of the Chief Executive Officer and Chief Financial Officer.  As a result, the Company did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.

•	Lack of periodic review of the value of real estate acquired through foreclosure. These periodic reviews are necessary in the preparation of our financial statements.

•	We mischaracterized certain transactions related to the pledging of real estate as collaterial for notes payable. We had originally accounted for these transactions as sales.

There can be no guaranty that past or future steps taken to remediate these weaknesses will be effective to prevent a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual financial statements.  Management is not aware of any instance in which we failed to identify or resolve a control or disclosure matter or failed to perform a timely and effective review, but the deficiencies described above create the possibility that we may subsequently discover a control or disclosure matter that would have been identified and resolved had these weaknesses not existed.

During the second quarter of 2008, we discovered that one of our investors wired funds to us in 2006 for investment that may not have belonged to her.  The related wire transaction report we received did not identify her as the beneficiary of the wire and we confirmed the wire internally rather than by contacting the sending institution.  Although we have since changed the manner by which we confirm wires, there is no guarantee that the means by which we confirm wires will prevent this situation from arising in the future.  Additionally, although we believe that the incident described above was the only such incident, the fact that we have previously confirmed wires internally creates the risk that we may discover similar situations in the future.  This incident and any others that we may discover could subject us to litigation with respect to the funds received, which could have an adverse impact on our financial condition and results of operations.

For information about the steps taken with respect to these weaknesses, see Item 9A of Part II of this report.

We recently entered into a Consent Order with the Maryland Securities Division.

In March 2008, as part of its review of our pending registration statement, the Maryland Securities Division informed us that it was investigating the actions of a former Senior Vice President, Martin Angeli, who allegedly misappropriated approximately $74,872 in checks from an investor between 2004 and 2006 which she tendered to this Senior Vice President for deposit into her investor account but which he instead deposited into his personal accounts.  We first learned of a potential problem in November 2006 when we were notified by another financial institution that checks made payable to us had been deposited into the Senior Vice President’s account at that institution.  The aggrieved investor also contacted us to report the fact that her funds had not been credited to her account as requested.  We discussed the matter with our former Senior Vice President, who claimed that the transactions represented personal loans from the investor.  The investor, however, rejects this claim.  In July 2007, this former Senior Vice President was arrested and charged with theft.  At that time, we became aware of additional facts relating to this matter and we restricted the Senior Vice President’s duties and handling of any investor funds.  On February 2, 2009, we deposited $95,532, representing the missing funds with interest, into the aggrieved investor’s account at KH Funding.

In connection with its investigation, the Maryland Securities Division also determined that this former Senior Vice President offered and sold our securities without being registered as an issuer-agent as required by the Maryland Securities Act.

In addition to the foregoing, the Maryland Securities Division has determined that certain of our recordkeeping and other internal controls were inadequate and that these inadequacies may have contributed to the $864,000 loss allegedly suffered by Samar Ghadry because of the actions of our former Senior Vice President, as discussed above in the risk factor entitled “We are subject to pending litigation the outcome of which could have a material adverse impact on us”.

On November 6, 2008, without admitting or denying any of the conclusions of law made therein, we entered into a Consent Order with the Maryland Securities Division to finalize its investigations.  The Consent Order provides that our former Senior Vice President acted as an unregistered issuer-agent in violation of the Maryland Securities Act and that we used him as such in violation of the Maryland Securities Act.  The Consent Order also provides that we violated the Maryland Securities Act by failing to disclose that we had outstanding redemption requests that were more than 30 days past due (see the risk factor above entitled, “We have failed to comply with the terms of our outstanding notes and the underlying indenture”) in two of the post-effective amendments to the registration statement to which this prospectus forms a part that we filed with the Maryland Securities Division for review and comment.  Under the Consent Order, we agreed to pay a civil penalty of $100,000, of which $85,000 was waived due to our financial condition.  The Consent Order also requires us to disclose in the documents we file with the SEC certain record keeping and other internal control issues described above and elsewhere in this prospectus, to keep the Maryland Securities Division abreast of the status of our redemption payments, and to retain an independent consultant to help us identify problems with and strengthen our record keeping practices and our other internal controls and to help us ensure compliance with the Indenture to which our investor notes relate.

Our obligations under the Consent Order will impose additional regulatory burdens on us, will require us to incur additional consulting expenses, and may cause us to discover other weaknesses or irregularities.

For further information about these matters and the effects they have had or could have on our business, please see the discussions in Item 7 of Part II of this report under the heading “Recent Developments” and in Item 9A of Part II of this report.

A change in market interest rates may reduce our profits and impair our ability to repay our debt.

Rapid changes, either upward or downward, in interest rates may adversely affect our profits. Any future rise in interest rates may:

•	reduce customer demand for our products;

•	widen investor spread requirements;

•	change loan prepayment rates;

•	increase our cost of funds;

•	reduce the spread between the rate of interest we receive on loans and interest rates we must pay under our Notes; and

•	limit our access to borrowings in the capital markets.

We are subject to risks associated with decreases in interest rates because we have issued fixed rate investor notes with scheduled maturities of over one year. At December 31, 2008, we had $12.05 million of fixed rate investor notes with scheduled maturities greater than one year.  If market interest rates decrease in the future, the rates paid on our outstanding fixed rate investor notes could exceed the current market rate paid on interest-earning instruments.  There can be no guaranty that we will be able to purchase or price interest-earning assets at levels sufficient to effectively manage the risk associated with our interest-bearing liabilities.  Accordingly, if the rates paid on our fixed-term, fixed-rate investor notes exceed market rates and we are not able to effectively manage these liabilities with earning assets, our profitability will likely be reduced and our ability to repay our indebtedness, especially our investor notes, could be adversely impacted.

Changes in the economic conditions in our lending areas could have a material adverse impact on our financial condition, the ability of our borrowers to repay their loans and the value of the real estate and other collateral securing those loans.

Any negative changes that arise in the economy and/or real estate market of the areas in which we make and sell loans could have a materially adverse impact on our net income, the ability of our borrowers to make payments under their loans, and any recovery we can obtain by proceeding against the collateral securing those loans, all of which would reduce our ability to make pay our debts as they come due, including investor note redemption requests.  We have made or purchased loans in Washington, D.C., the Maryland counties of Anne Arundel County, Baltimore County, Frederick County, Howard County, Montgomery County, and Prince Georges County, and Baltimore City, Maryland.  The national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market.  As a result, real estate values across the country have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased.  These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire.  From 2006 to 2008, we have observed an overall decrease in the median sales price for real estate in our primary market areas of between 10% to 20%.  Generally, our mortgage loans involve properties valued at less than $500,000, and these properties tend to experience smaller declines when market prices deteriorate.

Our assessment of the quality of loans we originate and acquire may be inaccurate.

During the last five years, approximately 80% of our new loans have been purchased rather than originated by us.  Before we purchase or originate loans, we perform an evaluation of the loans in order to determine whether they are suitable for our portfolio. Our initial evaluation of the loans may be flawed and actual results may be different than expected which, if unfavorable, could adversely affect our financial condition and results of operations. The majority of our loans, including those loans that are considered “sub-prime” loans, are “hard collateral” loans.  A hard collateral loan is a loan in which the loan amount is equal to or less than 70% of the value of the collateral.  We underwrite these loans such that, if the borrowers were to default, the underlying collateral should be adequate to cover both the principal and interest due on the loan.  Nevertheless, in the future, our loan loss percentage could increase, our assessment of collateral values may be inaccurate, and/or collateral values may decrease due to changes in economic or other conditions, any of which could adversely affect our profitability.  See Item 1 of Part I of this report under the headings “Lending Activities” and “Allowance for Loan Losses” for further information.

Our borrowers may fail to repay their loans.

Almost all of our income is generated from our lending business.  Thus, the primary risk associated with our business is that persons to whom we lend money will fail to repay their loans or will fail to make timely payments to us.  In fact, as of December 31, 2007, one of our significant stockholders and her affiliate to whom we have made loans were past due with respect to $5.7 million of collateralized loans, and these loans were on the watch list.  However, all of these loans were brought current by March 31, 2008.  We did not pursue collection of these loans and did not renegotiate the terms of these loans, but rather we charged and collected the default rate of interest while they remained past due.  Over the years, we have had other loans with unrelated borrowers which were in default where we chose to forbear collection.  We consider numerous factors when deciding whether to call a loan or allow a defaulting borrower to continue working through his or her problems while a loan is in default, none of which is whether that borrower is a related party.  The primary factors are the value of the collateral and the amount of the debt, and the plan of the defaulting borrower to repay the debt.  In addition, we consider the costs and burdens that would be occasioned by calling the loan, such as bringing suit and/or foreclosing on collateral.  Where, as in this situation, the value of the collateral is deemed sufficient to cover the majority of the debt and the borrower presents the Board of Directors with a reasonable plan to bring the loans current, we attempt to work with our borrowers.  There can be no guarantee, however, that our policy of periodically working with defaulting borrowers rather than pursuing collection will not ultimately result in the need to pursue collection or make it less likely that we will not ultimately realize a loss with respect to these loans.

The risks relating to the ability of our borrowers to repay their loans are discussed in more detail below.  It is impossible to predict whether one of our borrowers will default or what impact any one borrower’s default may have on our business.

Some of the loans we make and acquire are sub-prime loans, which generally have higher delinquency and default rates than prime mortgage loans.

In the last few years, we have increased our purchasing of loans originated by brokers, banks and other lenders that are considered sub-prime loans and we may to continue to expand this component of our operations in the future.  At December 31, 2008, we held sub-prime loans in the amount of $3.24 million, or 8.61% of our total loans.  Sub-prime loans are loans made to persons with weak credit records or reduced repayment capacities.  Sub-prime mortgage loans generally have higher delinquency and default rates than mortgage loans made to prime borrowers.  Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan.

Recently, the sub-prime mortgage banking environment has experienced considerable strain from rising delinquencies and liquidity pressures.  Several high profile sub-prime mortgage lenders have failed.  The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions, as well as several significant sub-prime mortgage originators.

If real estate values continue to decline and we experience significant loan defaults, we may not be able to prevent or materially diminish an adverse affect on our financial condition or results of operations.  If our underwriting and collection policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be materially and adversely impacted.  For information about the manner in which we manage this risk, see Item 1 of Part I of this annual report under the heading “Lending Operations”.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of, among other things, general economic, political and regulatory conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, the value and marketability of the collateral for the loan, loan concentrations, our loan loss experience, current loan portfolio quality. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends all of which may undergo material changes. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings and capital could be significantly and adversely affected.  Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans.  Material additions to the allowance for loan losses would result in a decrease in our net income and capital and could have a material adverse effect on our financial condition.  For detailed information about our allowance methodology, see Item 7 of Part II of this report under the heading “Comparison of Operating Results for Years ended December 31, 2008 and 2007 - Provision for Loan Losses/Allowance for Loan Losses”.

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

A default could require us to seek enforcement of a borrower’s guaranty, which could prove to be inadequate to fully collect the loans. Therefore, we may experience losses on acquired or originated loans in the future. These potential future losses may be significant, may vary from current estimates or historical results and could exceed the amount of our reserves for loan losses.  We do not maintain insurance covering such losses. In addition, the amount of provisions for loan losses may be either greater or less than actual future write-offs of the loans relating to these provisions. Any of these events could have a materially adverse effect on our business.

As of December 31, 2008, 19 of our loans, representing $4.29 million or 11.43% of total loans, were in default and on non-accrual status.  Over the past five years, the amount of loans, as a percentage of total loans, that were deemed not recoverable at the time they were written off has been between 0.35% and 1.38%.  There can be no assurance that we will experience similarly low charge-off rates in any future period.

See “Comparison of Operating Results for Years ended December 31, 2008 and 2007 – Provision for Loan Losses/Allowance for Loan Losses” in Item 7 of Part II of this report for further information about this risk.

Our lending and investment activities are not diverse.

Our operations primarily consist of, and our income is derived from, investing in mortgage loans that we purchase from brokers, banks and other lenders and from loans that we make to small businesses and individuals. In addition, we may from time to time, when it is available, invest excess cash in investment grade debt securities issued by financial companies that we hold for liquidity and investment purposes.  At December 31, 2008, we had $0.22 million in cash which we intend to use to fund operations rather than for investment activities.  Further, we hold as investments many of the properties on which we foreclose. Most of these properties are held as rental investments. This lack of diversification, of investing only in loans, and to a lesser degree in real estate and securities, increases our exposure to the risk of loss if a substantial number of our loans become uncollectible. This increases the risk that uncollectible loans could materially affect our financial results.

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

It will be necessary for us to continue adding loans to our investment portfolio because we need to re-invest proceeds of loan payoffs and invest the additional capital received from the sale of our Notes.  Our ability to sustain the level of loan originations and purchases needed depends upon a variety of factors outside our control, including:

•	interest rates;

•	economic conditions in our primary market area;

•	decline in real estate values;

•	competition; and

•	regulatory restrictions.

We may incur future debt.

Our indebtedness could have important consequences to investors.  For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•
require the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	increase our vulnerability to interest rate increases if future debt must be incurred at higher rates of interest than currently exist;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	place us at a competitive disadvantage relative to competitors with less debt; and

•	make it difficult or impossible for us to pay the principal amount of the Notes at maturity.

We may incur substantial additional debt in the future.  If new debt is added to our current levels, the related risks described above would intensify.

Our one day demand notes with checking account privileges allow those investors to redeem their investment with one day advance notice to KH Funding, which could increase the volatility of our cash position from time to time.

The holders of our one day demand notes are given the option to withdraw funds by providing one day advance notice to us of their redemption request, or through the use of a KH Funding-investor joint checking account provided through Bank of America and other local banks. These redemption privileges necessitate that we attempt to keep adequate cash reserves on hand to accommodate immediate redemption requests and may cause us to suffer severe cash fluctuations.  When our cash reserves are not deemed adequate to fund potential redemptions, we must rely on our ability to quickly sell other assets, such as loans and investment securities.  In an attempt to carefully manage this potential risk, we have established “maximum balance” limits on the amount of our one day demand notes that may be held by any one investor. Generally, no one investor may hold more than an aggregate of $250,000 in one day demand notes. We reserve the right to waive this maximum balance limit for any investor after careful analysis of the facts and circumstances, including our financial condition, the amount of demand notes that are outstanding, and the amount and due dates of our outstanding term notes.  During the last five years, we have waived this maximum investment limit with respect to 12 accounts, including for one investment totaling approximately $864,000 in 2006 made by the mother of one of our former Senior Vice Presidents.  These maximum balance limits do not provide us complete protection from the possibility of severe cash fluctuations. If we experience severe cash flow fluctuations from operations, it could impair our ability to make principal and interest payments on the Notes.

At December 31, 2008, approximately $4.97 million of our one day demand notes were outstanding and approximately $10.80 million of our thirty day demand notes were outstanding.  At that same date, we had approximately $0.22 million of cash and cash equivalents and approximately $16.04 million in investment property loans and residential first mortgage loans that we believe could be sold to satisfy redemption demands.  See Item 7 of Part II of this report under the heading “Liquidity and Capital Resources” for a more detailed discussion on our liquidity strategy.

Our success is dependent in part on our senior management team.

As a small company, our growth and success is dependent, in part, upon the continued services and experience of our executive officers.  Accordingly, the loss of the services of any of our officers could disrupt our operations or delay the implementation of our strategies while we search for a replacement.  We have no agreements with any of our executive officers or our other employees that prohibit them from competing with us.  We maintain “key person” life insurance only on Robert L. Harris.  Key person life insurance is intended to cover financial losses that result from the absence or loss of an indispensable employee.  Thus, any financial difficulties we may face in the event of the death of any other member of our executive team would not be covered by insurance.  Moreover, there can be no guaranty that the insurance on the life of Mr. Harris would be sufficient to cover all losses that might arise if Mr. Harris were to die.

Some of our officers and directors have invested in our investor notes, which may create conflicts of interest.

As of December 31, 2008, our executive officers and directors held a total of $0.17 million of our senior secured investor notes that were issued in prior offerings.  We expect that some of our officers, directors and principal stockholders may participate in this offering.  Although the Company has adopted a Code of Ethics that is intended to prevent our officers from taking actions that could create conflicts of interest, these investments, particularly in unsecured investor notes, may nevertheless create the possibility for conflicts of interest in the event we experience financial difficulties, as our directors and officers may be in a position to allocate available cash as they see fit, including to satisfy obligations under our unsecured investor notes, such as the Series 4 Notes, before satisfying our other junior debt.

We have loaned significant amounts of money to some of our officers, directors and principal stockholders.

From time to time, in the ordinary course of our business, we make loans to our officers, directors and principal stockholders.  At December 31, 2008, we had 12 loans receivable totaling $10.79 million, or 28.72% of all loans, to officers, directors and family members of officers and directors, and principal stockholders and entities controlled by a principal stockholders.  The rates earned on these loans range from 5.99% to 12.5%, with an average weighted yield at December 31, 2008 of 8.03%, compared to an average yield earned on our total loans portfolio of 9.89% and 10.68% for the years ended December 31, 2008 and 2007, respectively.  Of these loans, two loans, or $ 0.45 million at December 31, 2008, were uncollateralized bearing annual interest rates of between 10.06% and 13.50%.  Six loans were made to a significant stockholder and her affiliate with an aggregate balance due at December 31, 2008 of $10.19 million, of which $ .45 million is classified as unsecured, $ 5.93 million is secured by first or second mortgages on 10 apartment buildings in Baltimore, Maryland, a first mortgage on a residential property in Woodbine, Maryland, shares of KH Funding common stock and KH Funding investment accounts owned by the borrowers, $224,830 is secured by shares of KH Funding common stock, and $ 3.81 million is secured by a second lien on commercial property in Langley Park, Maryland.  As of December 31, 2007, this stockholder and her affiliate were past due with respect to $5.7 million of loans, and these loans were on the watch list.  However, all of these loans were brought current by March 31, 2008.  No guarantees can be made as to the future financial condition of these borrowers or future changes in the values of the collateral securing their loans.  Moreover, although the Company has adopted a Code of Ethics that is intended to prevent our officers from taking actions that could create conflicts of interest, these loan transactions could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in our favor and could have a material adverse effect on our business, operating results and financial condition.  See Note A and Note N to the audited financial statements presented elsewhere in this report for further information about these loan concentrations.

We may repurchase shares of our common stock, which would reduce our cash balances and stockholders’ equity.

The Maryland General Corporation Law permits a Maryland corporation, with the approval of its board of directors, to repurchase outstanding shares of its common stock, so long as, after giving effect to the repurchase, the corporation will be able to pay its indebtedness as it becomes due in the normal course of business and the corporation’s total assets will not be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those of the holders of common stock.  In the future, the Company may choose to repurchase shares of common stock.  Even though repurchases are subject to statutory limitations, they will reduce cash available for operations and stockholders’ equity.  As of the date of this prospectus, we have not adopted any formal stock repurchase plan and we have no present intention of repurchasing any further stock from any stockholder.

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

Risks Specific to Our Securities

Neither the shares of our common stock nor our investor notes are insured against loss by the FDIC or any governmental agency.

Neither the Federal Deposit Insurance Corporation nor any other governmental or private agency insures our common stock or our investor notes.  The repayment of our investor notes is dependent solely upon our earnings, our working capital and other sources of liquidity available to us.  If these sources of repayment are inadequate, investors could lose their entire investment.

We do not set aside funds in a sinking fund to redeem our investor notes and must rely on our revenues from operations and other sources for redemption.

We do not contribute funds on a regular basis to a separate account, commonly known as a sinking fund, to redeem our investor notes upon maturity. Accordingly, holders of our investor notes must rely on our cash reserves, which we fund with revenues from operations, and other sources of liquidity (such as saleable loans and investment securities) for redemption.  Our ability to generate revenues from operations in the future is subject to general economic, financial, competitive, legislative, statutory and other factors that are beyond our control.  Therefore, funds from these sources may not be sufficient to meet our anticipated future operating expenditures and debt repayment obligations as they become due.

The holders of our one day demand notes are given the option to withdraw funds by providing one day’s advance notice to us of their redemption request, or through the use of a KH Funding-investor joint checking account provided through Bank of America and other local banks. These redemption privileges necessitate that we attempt to keep adequate cash reserves on hand to accommodate immediate redemption requests and may cause the Company to suffer severe cash fluctuations.  When our cash reserves are not deemed adequate to fund potential redemptions, we must rely on our ability to quickly sell other assets, such as loans and investment securities.  In an attempt to manage this potential risk, we have established “maximum balance” limits on the amount of our one day and thirty day demand notes that may be held by any one investor. Generally, no one investor may hold more than an aggregate of $250,000 in one day demand notes and no one investor may hold more than an aggregate of $500,000 in our thirty day demand notes. We reserve the right to waive these maximum balance limits after careful analysis of the facts and circumstances, including our financial condition, the amount of demand notes that are outstanding, and the amount and due dates of our outstanding term notes.  During the last five years, we have waived this maximum investment limit with respect to 12 accounts, including for one investment totaling approximately $864,000 in 2006 made by the mother of one of our former Senior Vice Presidents.  These maximum balance limits do not provide complete protection from the possibility of severe cash fluctuations or shortages.

If we were to experience a large number of redemption requests in a short period of time and our cash reserves or saleable assets were not sufficient to satisfy these requests, holders of our investor notes would not be timely paid and could lose some or all of their investments.  At December 31, 2008, approximately $4.97 million of our one day demand notes were outstanding and approximately $10.80 million of our thirty day demand notes were outstanding.  At that same date, we had approximately $0.22 million of cash and cash equivalents and approximately $16.04 million in investment property loans and residential first mortgage loans that we believe could be sold to satisfy redemption demands.  See Item 7 of Part II of this report under the heading “Liquidity and Capital Resources” for a more detailed discussion on our liquidity strategy.

We have the right to make a mandatory call of our investor notes.

We may prepay the outstanding principal amount of our fixed term notes and demand notes at any time without penalty or premium. If we do so, investors may not be able to re-invest with us or elsewhere at comparable interest rates and therefore earn less interest income than investors originally expected.

The Indenture for our investor notes does not contain financial, capital or operating covenants or impose limits on our borrowings.

The Indenture for our investor notes does not require us to maintain specified capital ratios or require us to meet financial or operating ratios such as debt to total capital, fixed charge coverage or specified levels of earnings before interest, taxes, depreciation and amortization. Although we seek to maintain adequate capital and operating ratios, the Indenture does not limit our ability to increase our debt levels through the issuance of additional investor notes or otherwise so long as we are not in default of our payment obligations under the Indenture.  If we incur debt beyond our ability to repay our debt, investors may lose all or a portion of their investment in our notes.

Our Series 4 investor notes are unsecured and subordinate in right of repayment to our Series 3 investor notes and any other senior debt we may incur.

Our Series 4 investor Notes are unsecured obligations of KH Funding and are subordinated to our Series 3 investor notes and any other senior debt we may incur.  Senior debt includes any indebtedness incurred in connection with our borrowings from a bank, trust company, insurance company, or from any other institutional lender.  Indebtedness does not have to be specifically designated as “senior debt” for it to constitute senior debt.  As of December 31, 2008, we had no senior indebtedness other than our Series 3 investor notes.  If we were to become insolvent, the Series 3 investor notes and any other outstanding senior debt would have to be paid in full prior to payment of Series 4 investor notes in our liquidation.  As a result, there may not be adequate funds remaining to pay the principal and interest on the Series 4 investor notes.

The ability to liquidate our investor notes is limited because of transfer restrictions and the lack of a trading market.

Our outstanding investor notes may not be transferred without our prior written consent.  In addition, there is no established trading market for our investor notes.  Due to the contractual restrictions and the lack of  market for the sale of our investor notes, which depends upon the presence in the marketplace of both willing buyers and sellers at any given time, there can be no assurance that investors will be able to sell investor notes to third parties even if we consent to such a sale.

Investors who purchase Notes for IRA or SEP accounts that we administer could suffer materially adverse consequences if their purchases are determined to be prohibited transactions.

As a trustee, we accept and administer purchases of our Notes by certain kinds of retirement plans, such as individual retirement accounts, or IRAs, and Simplified Employee Pensions, or SEP-IRAs. IRA and SEP-IRA investors are eligible to invest in any of our Series 3 or Series 4 Notes.

The Internal Revenue Code (the “Code”) prohibits certain dealings between “disqualified persons” and retirement plans. These “prohibited transactions” are defined in Section 4975 of the Code. An IRA or SEP-IRA trustee and an IRA owner or SEP-IRA owner are considered “disqualified persons” for these purposes. If a prohibited transaction occurs, excise taxes, income taxes and loss of the IRA’s tax-exempt status could result.

The Employee Retirement Income Security Act of 1974 (“ERISA”) has similar rules regulating “prohibited transactions” between “parties in interest” and plans.  An IRA or SEP-IRA trustee and an IRA or SEP-IRA owner are considered “parties in interest.”  Under ERISA, a plan fiduciary (such as the IRA trustee) is responsible for allowing a prohibited transaction or for dealing with plan assets in the fiduciary’s own interest.

Although we believe that an investment in our investor notes is not a “prohibited transaction,” we have not requested or received a legal opinion or IRS determination of the circumstances associated with the purchase of our investor notes by IRAs and SEP-IRAs, and whether purchase of our investor notes is considered a “prohibited transaction” under the Code or ERISA.  Investors should contact their own professional advisors regarding this matter before making an investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We rent office space from which we operate our headquarters at 10801 Lockwood Drive, Suite 370, Silver Spring, Maryland 20901.  In 2008, the annual rent for this office space was $102,426, and the lease expires on October 31, 2015.  Management believes that our properties are adequately insured.

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

We currently own residential real estate in the following areas:

•	one property held for sale in Louisville, Mississippi;

•	one property held for sale in Gainesville, Georgia;

•	four properties held for sale in South Bend, Indiana;

•	one rental property in Grand Prairie, Texas;

•	one rental property and one property held for sale in Washington, DC;

•	one rental property in Montgomery, Alabama;

•	one rental property in Waco, Texas;

•	two rental properties in Leander, Texas;

•	one rental property and one property for sale in Greenwood, South Carolina; and

•	four rental properties and four properties for sale in Maryland.

ITEM 3. LEGAL PROCEEDINGS

           On October 31, 2008, Samar Ghadry filed a complaint in Montgomery County, Maryland Circuit Court against us, Prime Global Securities, Inc., Forum Trading Corp., FTC Capital Markets, Inc., FTC Group, Inc., Pension Financial Services, Inc., Martin Angeli, and Sonia Aguirre Pietri De Angeli.  This litigation relates to the actions of Martin Angeli, our former Senior Vice President, discussed above in the risk factor entitled “We are subject to pending litigation the outcome of which could have a material adverse impact on us”.  In her complaint, Ms. Ghadry alleges that she and Mr. Angeli entered into a stock selling agreement whereby Mr. Angeli agreed to sell securities for her at $2.00 per share, but actually sold them at $2.50 per share and retained the excess, which amounted to $864,298.20.  Although Ms. Ghadry alleges that we were also a party to this stock selling agreement, we have no knowledge of any such agreement nor was any officer of KH Funding authorized to execute such an agreement on our behalf.  Ms. Ghadry further alleges that Mr. Angeli caused these excess funds to be wired to an investor account at KH Funding held by his mother, Sonia Aguirre Pietri De Angeli, and then to an account at another institution also held by his mother, thereby depriving Ms. Ghadry of these funds.  Ms. Ghadry alleges that Mr. Angeli forged her signature on the initial wire authorization and that one of our employees notarized that signature, and that our actions, or failures to act, with respect to these wire transactions and our supervision of Mr. Angeli make us liable to her.  The wire transaction report we received did not indicate the account for which the funds were earmarked, but because Mr. Angeli had apprised us that his mother intended to make this investment we relied on him for confirmation of the wire and deposited the funds into his mother’s account.  Although we subsequently confirmed that the wire instructions did in fact reference the account of Mr. Angeli’s mother, we have also learned that the instructions seem to indicate that the funds were intended for further credit to Ms. Ghadry.  We have been unable to confirm any of these allegations or that any wrongdoing actually took place.  Ms. Ghadry’s claims against us include breach of contract, fraud, breach of fiduciary duty, conversion, negligent supervision, negligence, re-credit of account for unauthorized transfers, aiding and abetting conversion, aiding and abetting fraud, and aiding and abetting breach of fiduciary duty.  Ms. Ghadry seeks compensatory damages from us in the amount of $864,298.20 and punitive damages from us in the amount of $5.0 million, plus costs and interest.  We believe that we have strong defenses to these claims and intend to vigorously defend this lawsuit, although we cannot predict the outcome of this litigation or its financial impact on us.  We have insurance policies in place that we believe would provide coverage for up to $3.0 million, but there can be no assurance that our policies will cover any or all of these claims.

We are at times, in the ordinary course of business, a party to legal actions normally associated with a lending institution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holders and Dividends

As of March 15, 2009, there were 56 owners of record of our common stock holding 3,074,981 shares.  There is no established trading market for the shares of our common stock, and transactions are infrequent and privately negotiated by the buyer and seller in each case.  Management cannot predict whether any market will develop in the near future.  The following table sets forth, to the extent known to us, the high and low sales prices for the shares of our common stock for each quarterly period of 2007 and 2008.

	2007		2008
	High	Low	High	Low
First Quarter	No sales		$2.00	$2.00
Second Quarter	$2.60	$2.60	No sales
Third Quarter	No sales		No sales
Fourth Quarter	No sales		No sales

Cash dividends on shares of our common stock are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, statutory requirements, and stockholder return.  Accordingly, there can be no assurance that dividends will be declared in the future.  The Board suspended paying quarterly dividends after the second quarter of 2007 to preserve capital.  The following table sets forth the dividends declared on our common stock for each quarterly period in 2007 and 2008, stated in cents per share.

	2007	2008
First Quarter	$0.02	$-
Second Quarter	0.02	-
Third Quarter	-	-
Fourth Quarter	-	-

Equity Compensation Plan Information

The following table contains information about these equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	80,000	$3.18	850,000
Equity compensation plans not approved by security holders (2)	161,250	$2.00	N/A
Total	241,250	$2.39	850,000

(1)	Securities were granted under our 2005 Equity Incentive Plan, which was approved by stockholders in 2005.

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

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, 2008 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Total Interest Income	$4,226,263	$6,035,475	$6,144,252	$3,534,054	$2,274,933
Interest Expense	3,550,048	4,338,073	4,041,679	2,412,360	1,297,978
Provision for Loan Losses	592,999	510,185	312,858	251,048	266,700
Non-interest (Loss) Income	61,001	(17,086)	(78,307)	101,078	121,637
Non-Interest Expense	1,281,740	1,434,656	1,550,840	1,016,039	929,365
Net Income (Loss)	(1,137,523)	(264,525)	160,568	(44,315)	(97,473)
Per Common Share Data:
Basic Earnings (Loss) Per Share(1)	(0.44)	(0.10)	0.06	(0.02)	(0.04)
Diluted Earnings (Loss) Per Share(1)(2)	(0.44)	(0.10)	0.06	(0.02)	(0.04)
Dividends per share (1)	-	0.04	0.08	0.10	0.15

(1)	Shown in cents per share.

(2)	Shows the potentially dilutive effects of shares issuable under our stock option plan if the options are not anti-dilutive, shown in cents per share.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and marketable securities	$221,463	$95,622	$4,404,162	$7,177,851	$3,328,093
Loans less allowance for loan losses	36,860,118	47,885,190	54,704,020	40,678,941	20,144,798
Real estate owned	4,731,443	2,244,569	1,139,664	802,815	709,973
Other assets(1)	3,034,334	3,167,560	3,077,855	2,110,938	2,039,085
Total assets	44,847,358	53,392,939	63,325,701	50,770,545	26,221,949
Notes payable	38,828,923	51,219,963	61,774,343	49,681,335	24,817,403
Collateralized Notes and Loans Sold with Recourse	6,133,480	261,764	-	-	107,248
Other liabilities(2)	267,085	872,146	133,044	174,403	101,446
Total liabilities	45,229,488	52,353,873	61,907,387	49,855,738	25,026,097
Stockholders (deficit) equity	(382,130)	1,039,066	1,418,314	914,807	1,195,852
Other Financial Data:
Return on average assets(3)	(2.32%)	(0.45%)	0.28%	(0.12%)	(0.40%)
Return on average equity(4)	(346.31%)	(0.22%)	13.76%	(4.20%)	(6.77%)
Stockholders’ (deficit) equity to total assets (5)	(.86%)	1.95%	2.04%	1.81%	4.56%
Stockholders’ (deficit) equity to loans outstanding (5)	(1.03%)	2.17%	2.59%	2.25%	5.94%
Loan Portfolio:
Principal funded during period	$1,974,931	$12,412,719	$40,285,035	$37,727,240	$12,841,741
Principal received during period	$9,918,020	$16,911,098	$26,060,326	$16,733,748	$8,005,490
Average interest rate for period	9.89%	10.65%	11.05%	10.66%	10.89%
Loan charge-offs as a percent of total portfolio at end of period	0.73%	0.50%	0.46%	0.35%	1.38%
Investor Notes Payable:
Sale of notes during period	$762,439	$2,321,330	$106,101,789	$120,110,831	$49,008,102
Redemption of notes during period	$14,057,779	$14,912,760	$95,933,794	$96,630,099	$44,786,895
Average interest expense rate	6.67%	7.09%	6.53%	6.03%	5.69%

(1)	Consists of the sum of the following: accrued interest receivable, prepaid expenses, other receivables, investments—other, property and equipment-net, and other assets.

(2)	Consists of the sum of the following: other loans payable, accounts payable and accrued payroll liabilities, long-term lease liability, and escrows and security deposits.

(3)	Using average of beginning and ending balances for assets, and earnings for period (annualized).

(4)	Using average of beginning and ending balances for equity, and earnings for period (annualized).

(5)	Using year-end totals.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business operations are conducted from our headquarters in Silver Spring, Maryland.  Prior to 2007, our business activities consisted of purchasing mortgage loans (80% of our business) and of originating, acquiring and servicing mortgage loans (20% of our business).  Since 2007, our business activities have been limited to funding existing lines of credit and draw-down loan and otherwise servicing our existing loan portfolio.  To fund our operations and to satisfy our obligations under our outstanding investor notes, including redemption requests, we have traditionally relied on (i) funds received from loan pay-offs, (ii) interest and other fee income received on our loans, and (iii) funds raised through the issuance of interest-bearing debt securities to investors.  However, we have not had the ability to publicly issue securities since the second quarter of 2006, so our operations have recently been funded solely through loan pay-offs, interest and other income received on our loans, and unsecured short-term borrowings.  Once this offering is effective, we intend to again focus on purchasing, making and acquiring new mortgage loans.

We emphasize the acquisition and direct origination of small commercial real estate mortgage loans and investment property residential mortgage loans. We purchase first and second residential mortgage loans nationwide from other lenders and banks.  The demand for our loans and the loans we purchase is largely dependent on the strength of the national and local real estate markets.  Over the last 10 years, the demand for real estate and real estate-secured credit has generally been very strong, and real estate sales prices in many markets across the Country, including our primary market area—the Baltimore-Washington corridor—rose steadily.  In the past two years, however, these real estate markets, and, thus, the demand for credit secured by real estate, have weakened significantly in large part due to the widely-reported meltdown of the financial services industry.  Accordingly, if the current real estate trend continues and economic conditions do not start to improve, we may not be able to achieve the level of operations or profits that we have realized in the years when the market and economy were good.

Since 1990, over 1,300 investors have purchased our investor notes. The note purchasers have been attracted primarily through word-of-mouth referrals. The proceeds from the sale of our investor notes are used for investment in real estate mortgage loans, business loans, investment grade debt securities and real property and also to redeem outstanding investor notes.  As discussed elsewhere in this annual report, our ability to sell investor notes in our principal markets was very limited during 2006, 2007 and 2008 due to the fact that the registration statement we filed in June 2006 to sell notes was not effective in Maryland until November 2008.  Our inability to secure an effective registration of our investor notes significantly hampered our ability to raise funds for operations outside of our regular operations income.

Our net income depends largely upon our net interest income, which is the difference between interest income from loans and investments, referred to as interest-earning assets, and interest expense on our investor notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income is significantly affected by general economic conditions, policies established by regulatory authorities and competition.

Recent Developments

In January 2009, in an effort to strengthen our capital position, we sold 500,000 shares of our common stock to five accredited investors for an aggregate subscription price of $500,000.  Each investor was also granted a five-year option to purchase additional shares of common stock in an amount equal to 50% of the initial shares purchased by the investor, at an exercise price of $1.00 per share.  The initial shares and the options were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Securities Act Rule 506.

On November 6, 2008, without admitting or denying any of the conclusions of law made therein, we entered into a Consent Order to finalize investigations undertaken by the Maryland Securities Division.  The material terms of the Consent Order are discussed above in Item 1A of Part I of this report under the heading “We recently entered into a Consent Order with the Maryland  Securities Division”.  Pursuant to the Consent Order, the Maryland Securities Division assessed a civil money penalty against us in the amount of $100,000, but waived all but $15,000 of this penalty.

On November 6, 2008, we received a copy of a complaint that was filed against us by Samar Ghadry in the Montgomery County, Maryland Circuit Court pursuant to which she seeks compensatory damages in the amount of approximately $864,000 and punitive damages in the amount of $5.0 million.  This litigation is discussed in Item 3 of Part I of this annual report.

Comparison of Financial Condition at December 31, 2008 and 2007

Assets. Total assets decreased $8.55  million, or 16.01%, to $44.85 million at December 31, 2008, from $53.39 million at December 31, 2007. The size of the gross loan portfolio decreased to $36.86 million at December 31, 2008 from $47.89 million at December 31, 2007.  These decreases resulted primarily from loan payoffs and the lack of loan originations.  In addition, in January 2007 we were required by the Maryland Securities Division to redeem an aggregate of $464,511 in investor notes that were sold to unaccredited investors without registration.

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

Loans in non-accrual status totaled $4,043,791 and $510,697 at December 31, 2008 and 2007, respectively.  Interest income not recognized as a result of placing loans on a non-accrual status was $ 239,277 during 2008 and $ 45,354 during 2007.

At December 31, 2008 and 2007, we had loans of $10,006,949 and $5,002,259, respectively, which were more than 90 days past due and for which we continue to accrue interest. Management believes that all of the loans 90 days past-due which are still accruing interest are adequately collateralized (based on recent appraisals), and management does not anticipate the loss of principal or accrued interest receivable on these loans.

Information related to non-performing assets and accruing past due loans are as follows:

	2008	2007
Non-accrual loans	$4,043,791	$510,697
Foreclosed real estate held for sale	2,652,069	1,568,655
Total non-performing assets	$6,695,860	$2,079,352

Ratio of non-performing assets to:
Total loans and foreclosed assets	16.95%	4.20%
Total assets	14.93%	3.89%

Loans 90 days or more past due and still accruing interest	$10,006,949	$5,002,259

Ratio of loans 90 days or more past due and still accruing to:
Total loans	27.15%	10.45%
Total assets	22.31%	9.37%

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase, and consists of rental and held for sale real estate. At December 31, 2008 and 2007, we had held for sale real estate owned of $2,652,069 and $1,568,655, respectively, which are considered non-performing assets. At December 31, 2008 and 2007, we had real estate owned held as rental property of $2,079,374 and $675,914, respectively.

Liabilities. Total liabilities decreased $7.12 million, or 13.60%, to $45.23 million at December 31, 2008, from $52.35 million at December 31, 2007. The decrease was largely the result of the redemption of outstanding investor notes in 2008.

Equity. Total stockholders’ equity decreased to ($322,130) in 2008 from $1,039,066 in 2007 due to the current years’ loss of $1,137,523 and the repurchase of common shares in the amount of $300,000.

Off-Balance Sheet Arrangements.  We enter into off-balance sheet arrangements in the normal course of our business. These arrangements consist primarily of our lines-of-credit or draw-type loans.  At December 31, 2008 and December 31, 2007, we had $4.23 million and $6.30 million in loans of this type.  The unused or unfunded amount on these types of loans totaled $0.82 and $ 0.98 million at December 31, 2008 and December 31, 2007.

In addition to these credit commitments, we have certain contractual obligations that are discussed below under “Liquidity and Capital Resources”.

Comparison of Operating Results for Years ended December 31, 2008 and 2007

The average yield earned on loans receivable decreased to 9.89% for fiscal year 2008 from 10.65% for fiscal year 2007. The decrease was due primarily to the increased payoffs of higher interest rate loans during the falling interest rate environment of 2008.

The average rate paid on investor notes decreased to 6.67% for fiscal year 2008 from 7.09% for fiscal year 2007. The net result was a decrease in net interest rate spread, which was 3.22% for 2008 as compared to 3.56% in 2007.

Net Income (Loss). Net loss for the year ended December 31, 2008 was $1,137,523, compared to net loss of $264,525 for the year ended December 31, 2007.  The loss in 2008 was due to a high rate of loan payoffs, combined with a high rate of investor redemptions and our inability to raise capital by accepting investor deposits.

Interest Income. Total interest income was $4.23 million in 2008, compared to $6.04 million in 2007. The decrease resulted primarily from a decrease in loans outstanding due to the increased frequency of loan payoffs in 2008. The interest income for all periods includes point and fee income, interest earned on bank investments and marketable securities.

Interest Expense. Interest expense was $3.55 million in 2008, compared to $4.34 million for 2007. The decrease resulted from a decrease in our investor accounts due to redemptions.  The interest expense includes fees paid to broker-dealers who sold our investor notes.

Provision for Loan Losses/Allowance for Loan Losses.  The provision for loan losses was $592,999 in 2008 and $510,185 in 2007.  Our non-accrual loans were $4,043,791 at December 31, 2008 and $510,697 at December 31, 2007, and our foreclosed real estate held for sale was $2,652,069 and $1,568,655 at those same respective dates. Our allowance for loan losses was $659,242 at the end of 2008 and $495,480 at the end of 2007. Relative to loan write-offs in 2008 of $429,236, our provision for loan losses of $592,999 is about 138% of our write-offs.

We maintain an allowance for loan losses to absorb losses from the loan portfolio, which is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of the collateral, past and anticipated loss experience, and the amount of non-performing loans.  The allowance is increased by corresponding charges to provision for loan losses, and by recoveries of loans previously written-off. Write-off of a loan decreases the allowance. The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

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

Our historical loan loss experience is as follows:

Year Ended December 31,	Average Total Loans	Write-Offs Net of Recoveries	Percent
2004	$17,676,284	$244,389	1.38%
2005	$32,473,227	$114,568	0.35%
2006	$49,784,567	$230,495	0.46%
2007	$51,330,764	$466,860	0.91%
2008	$42,372,653	$429,236	1.02%

Non-Interest Income (Loss). We had non-interest income of $61,001 in 2008 and a non-interest loss of $17,086 in 2007. The income in 2008 was due to rental income.

Non-Interest Expense. Non-interest expense decreased to $1,281,740 in 2008 from $1,434,656 in 2007. The decrease was primarily the result of reductions in salaries and wages.

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

Liquidity and Capital Resources

To make and acquire loans, to satisfy redemption requests from holders of our investor notes and to otherwise fund operations, we depend on the availability of cash and cash equivalents.  During 2008, our primary sources of cash were principal and interest payments on loans ($9.9 million), proceeds from other loans ($5.3 million), proceeds from collateralized Notes Payable ($1.01 million), rental income (0.13 million), and the proceeds from the sale of investor notes ($.76 million).  For the year ended December 31, 2007, our primary sources of cash were principal and interest payments on loans ($22.39 million), proceeds from the sales of participation interests in loans ($0.26 million), rental income ($0.07 million), and the proceeds from the sale of investor notes and other short term borrowings ($3.02 million).

Although we have used the net proceeds from our investor note offerings received in prior years to fund new loans, during the past few years about 80% of the loans added to our portfolio have been purchased. We intend to continue the expansion of this wholesale component of our operations and have it be a major part of our loan acquisition strategy.  This increased wholesale component should enable us to expand our operations and increase our net profit with a limited amount of additional personal and expense because we anticipate that only a minimal expansion of our administrative functions will be needed to support an increased wholesale component in our operations.

Additionally, we intend to increase our purchase of loans that have characteristics we believe make them more attractive for purchase on the secondary market.  Such characteristics include full documentation, higher credit scores and lower debt-to-income ratios for the borrowers.  To increase our investment and portfolio activity, we plan to identify and utilize additional brokers, lenders and banks as sources for our loan acquisitions.

Holders of our one day demand investor notes can request redemption immediately after investment, and we are required to redeem the note within one day after receiving the request.  Holders of our thirty day demand investor notes can likewise request redemption immediately after investment, but we are required to redeem the note within 30 days after receiving the request.  All other types of investor notes are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty.  These features, along with our maximum investment guidelines, were designed to provide us with ample time to satisfy redemption requests.  Under the Indenture related to our outstanding investor notes and the Notes, we will be in default if we fail to satisfy a redemption request within 30 days of the date set for redemption, unless we obtain a waiver from each of the note holders who have requested redemption.  Upon a default, for so long as such default is continuing, the Indenture Trustee and/or the holders of at least 25% of the principal amount of our outstanding investor notes are permitted, but not required, to accelerate the maturity of all outstanding notes and take other actions permitted by the Indenture.  Such acceleration would likely require us to liquidate the Company.  See the risk factor above entitled “We have failed to comply with the terms of our outstanding notes and the underlying indenture” for information about our past failures to timely satisfy redemption requests and the rights of holders of our securities in the event of a liquidation.

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

Historically, we have attempted to hold 5% to 20% of our assets in cash and cash equivalents to fund redemptions of one day demand notes, which has been sufficient for us to meet our obligations in the past.  As stated elsewhere in this annual report, however, our ability to sell our investor notes in our principal markets during 2006, 2007 and 2008 was very limited due to delays in registering the offering.  Our cash and cash equivalents, which are the primary sources of funds to pay interest on and redeem our investor notes, were significantly impacted by this registration delay.  At December 31, 2008, cash and cash equivalents were $221,463, or 0.50% of total assets compared to $95,622 at December 31, 2007.  Overall, our low cash balances are due to the fact that redemptions of our investor notes during 2008 and 2007 exceeded sales of investor notes during those periods due to our limited ability to sell investor notes.  See Note B and Note D to our audited financial statements included elsewhere in this annual report for additional information about our liquidity.

At December 31, 2008, we held more than $16.04 million in residential and commercial mortgage loans that we believe could be sold within a short period of time for the purpose of satisfying investor note redemption requests.  Further, we held $5.71 million in business line-of-credit loans and second lien loans at December 31, 2008, which earn higher yields than the first trust loans and that we believe could also be sold, although generally they take longer to sell and are sold at a discount.  It should be noted, however, that the national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market.  These problems have had the effect of decreasing the amount of credit that is available to borrowers.  As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire.

Because of these legal and market factors, we may not be able to sell loans from our portfolio to meet redemption requests within our 30-day grace period.

At December 31, 2008 and December 31, 2007, we had no available-for-sale investment securities, compared to $581,149 at December 31, 2006.  The decline in available-for-sale securities resulted primarily from the sale of these securities during 2007 to fund operations and the fact we are not actively investing in marketable securities because we are using our available cash to satisfy redemption requests.  Assuming that market conditions warrant investment activities, we expect to begin investing in marketable securities again when our cash position improves.

Although maturities and scheduled amortization of loans and investments are predictable sources of funds, the sale of investor notes, redemption requests, and mortgage loan prepayments are unpredictable and are greatly influenced by interest rate trends, economic conditions and competition.  Our one day demand notes are a major cause of turnover in our cash positions.  During the years ended December 31, 2008 and 2007, we received approximately $9.99 million and $17.09 million, respectively, in loan principal payments, which included unscheduled prepayments and payments due at maturity.  For these same periods, we paid approximately $14.05 million and $14.91 million, respectively, in net investor note principal redemptions.

The table below illustrates the sales of investor notes versus redemptions for the years indicated:

Year	Notes Sold	Notes Redeemed	Percentage
2004	$49,008,102	$44,786,895	91.39%
2005	$120,110,831	$96,630,099	80.45%
2006	$106,101,789	$95,933,794	90.42%
2007	$2,321,330	$14,912,760	642.42%
2008	$762,439	$14,057,779	1,843.79%

           At December 31, 2008, we had outstanding one day demand notes of $4.97 million and outstanding thirty day demand notes of $10.80 million.  The maturities of our outstanding investor notes at December 31, 2008 are as follows:

Series 3 Demand Notes	Balance
One Day	4,973,042
Thirty Day	10,800,291
Series 3 Fixed Term Notes:
Due within 1 year	8,474,218
Due in 1 to 3 years	5,777,566
Due in 3 to 5 years	5,970,205
Series 4 Fixed Term Notes:
Due within 1 year	1,159,680
Due in 1 to 3 years	327,331
Due in 3 to 5 years	1,372,491
Subtotal	$38,854,824
Unamortized brokerage costs	(68,507)
Total investor notes, net	$38,786,317

We intend to continue to expand our operations through future public offerings of investor notes marketed by us and select, contracted broker-dealers and from the private placement of our common stock.  We expect that we will be able to attract more investors who are interested in our longer-term fixed rate investor notes. We offer trust services for IRA accounts through our Trust Services Department. We intend to expand these services and believe that IRA investors generally look for investments of a longer-term nature, which complements our preferred mode of investing.  We also intend to increase our capital level as a percent of total assets through the private sale of stock from time-to-time.  However, there is no assurance that such transactions will occur.

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

Recent Accounting Pronouncements

Pronouncements Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value.  This pronouncement is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard did not have material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115, which generally permits the measurement of selected eligible financial instruments, including investments securities, at fair value as of specified election dates and the reporting of unrealized gains or losses on those instruments in earnings at each subsequent reporting date.  Generally, the fair value option may be applied on an instrument by instrument basis, but once applied, the election is irrevocable and is applied to the entire instrument.  The statement is effective for fiscal yeas beginning after November, 15, 2007, with early adoption permitted as of the beginning of the fiscal year that begins on or before November 15, 2007.  The adoption of this standard did not have a material impact on the Company’s financial statements.

On October 10, 2008, the FASB issued Staff Position ("FSP") No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  The adoption of this standard did not have a material impact on the Company’s financial statements.

Pronouncements Issued But Not Yet Effective

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures in order to enable investors to better understand the effects of derivative instruments and hedging activities on an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not anticipate the adoption of this standard to have a material impact on the disclosures to our financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. For instruments subject to the scope of FSP APB 14-1, higher interest expense may result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. As of December 31, 2008, we do not have any instruments outstanding that would be subject to FSP APB 14-1, but any instruments that we may issue in the future will be subject to this pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is a “smaller reporting company” and, as such, is not required to provide the information called for by this item.

ITEM 8A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KH Funding Company
Silver Spring, Maryland

We have audited the accompanying balance sheets of KH Funding Company (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As is more fully explained in Note B to the financial statements, the Company has had recurring losses from operations and has a  stockholders’ deficit, which raise substantial doubt about the Company’s ability to continue as a going concern.  Additionally, as is more fully discussed in Note H, the Company has not been able to meet the redemption requests of holders of its investor notes in a timely manner.  Management’s plans regarding those matters is also described in Note B. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland
April 14, 2009

KH Funding Company
Balance Sheets

	December 31,
	2008	2007

Assets
Cash	$221,463	$95,622
Investments available for sale
Nonmarketable	-	25,437
Loans, less allowance for loan losses of (2008) $659,242 and (2007) $495,480	36,860,118	47,885,188
Accrued interest receivable	2,155,100	2,668,649
Other receivables	542,718	106,944
Prepaid expenses	219,458	208,549
Property and equipment-net	101,070	141,993
Real estate owned
Rental property	2,079,374	675,914
Held for sale	2,652,069	1,568,655
Other assets	15,988	15,988
Total Assets	$44,847,358	$53,392,939

Liabilities and Stockholders’ (Deficit) Equity

Liabilities
Notes and accrued interest payable	$38,828,923	$51,219,963
Other loans payable	92,408	702,094
Accounts payable and accrued expenses	42,705	32,827
Escrows and security deposits	81,115	101,383
Long term liabilities	50,857	35,842
Loans sold with recourse	4,454,698	261,761
Collateralized notes payable	1,678,782	-
Total Liabilities	45,229,488	52,353,873

Stockholders’ (Deficit) Equity
Common stock (5,000,000 shares authorized; 2,574,981 shares (2008) and 2,724,981 shares (2007), issued and outstanding; $0.01 par value)	25,750	27,250
Paid-in capital	1,448,738	1,730,911
Accumulated deficit	(1,671,168)	(533,645)
Subscription note receivable	(185,450)	(185,450)
Total Stockholders’ (Deficit) Equity	(382,130)	1,039,066

Total Liabilities and Stockholders’ (Deficit) Equity	$44,847,358	$53,392,939

The accompanying notes are an integral part of these statements.

KH Funding Company
Statements of Operations

	Years Ended December 31,
	2008	2007
Interest Income
Interest and fees on loans	$4,226,142	$6,004,398
Interest on bank accounts	121	5,810
Interest on investments-marketable securities	-	25,267
Total interest income	4,226,263	6,035,475

Interest Expense
Interest and fees on notes	2,983,356	4,144,889
Interest on other loans	162,043	192,467
Interest on collateralized notes payable and loans sold with recourse	404,649	717
Total interest expense	3,550,048	4,338,073

Net interest income	676,215	1,697,402

Provision for Loan Losses	592,999	510,185

Net interest income after provision for loan losses	83,216	1,187,217

Non-interest (Loss) Income
Rental income	131,058	67,947
Gain (loss) on sale of real estate owned	2,579	(20,736)
Loss on sale of securities	-	(52,567)
Write down of investment available for sale	(25,437)	(25,436)
Write down of accounts receivable	(58,545)
Other	11,346	13,706
Total non-interest (loss) income	61,001	(17,086)

Non-interest Expense
Salaries and wages	330,058	456,245
Professional fees	276,464	206,773
Offering costs	135,067	156,368
Administration	84,466	104,865
Real estate maintenance	112,822	170,161
Insurance	82,914	77,033
Depreciation	64,922	60,471
Rent	115,600	115,164
Bank Charges	55,110	48,723
Stock based compensation	16,327	18,878
Other	7,990	19,975
Total non-interest expense	1,281,740	1,434,656
Net Loss	$(1,137,523)	$(264,525)

Basic loss per share	$(0.44)	$(0.10)
Diluted loss per share	$(0.44)	$(0.10)
Cash dividends paid per common share	$-	$0.04

The accompanying notes are an integral part of these statements.

KH Funding Company
Statements of Changes in Stockholders’ (Deficit) Equity

	Common Stock		Paid-in	Accumulated	Subscription Note	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Receivable	(Loss) Income	Equity

Balance at January 1, 2007	2,726,951	$27,269	$1,879,783	$(269,120)	$(185,450)	$(34,168)	$1,418,314

Additional Stock Sold	330	4	856				860
Stock Redemptions	(2,300)	(23)	(4,577)				(4,600)
Stock Based Compensation Expense			18,878				18,878

Dividends Paid $0.04 per share			(164,029)				(164,029)

Comprehensive Loss
Net loss for the year ended December 31, 2007				(264,525)			(264,525)
Change in fair value of investments						34,168	34,168

Total Comprehensive Loss							(230,357)

Balance at January 1, 2008	2,724,981	27,250	1,730,911	(533,645)	(185,450)	-	1,039,066

Stock Redemptions	(150,000)	(1,500)	(298,500)				(300,000)

Stock-based compensation expense			16,327				16,327

Comprehensive Loss
Net loss for the year ended December 31, 2008				(1,137,523)			(1,137,523)
Change in fair value of investments						-	-

Total Comprehensive Loss							(1,137,523)

Balance at December 31, 2008	2,574,981	$25,750	$1,448,738	$(1,671,168)	$(185,450)	$-	$(382,130)

The accompanying notes are an integral part of these statements.

KH Funding Company
Statements of Cash Flows

	For the years ended December 31,
	2008	2007
Cash from Operating Activities:
Net loss	$(1,137,523)	$(264,525)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	64,922	60,471
Amortization of loan fees	(29,215)	(122,718)
Provision for loan losses	592,999	510,185
Share-based compensation expense	16,328	18,878
Loss on sale of securities and property & equipment	-	52,567
(Gain) loss on sale of real estate owned	(2,579)	20,736
Write-down on real estate held for sale	-	60,000
Recognized loss on impairment of investments	25,437	25,436
Changes in operating assets and liabilities:
Accrued late charges	(24,232)	(10,052)
Prepaid expenses	(32,496)	907
Interest receivable	368,082	(796,598)
Interest payable (included in notes payable)	1,515,757	2,005,603
Accounts payable and accrued expenses	9,878	32,237
Decrease in prepaid offering costs	21,586	85,040
Deferred loan origination costs	13,801	7,174
Unamortized brokerage fees	63,024	31,448
Long term liabilities	15,015	14,453
Prepaid loan expenses	103,189	78,940
Net Cash provided by Operating Activities	1,583,973.	1,810,182

Cash Flows from Investing Activities:
Principal repayments from borrowers	9,918,020	17,091,098
Loans made to borrowers	(1,974,131)	(11,524,219)
Purchase of loans	-	(888,500)
Payments related to real estate owned (purchases and improvements)		(11,135)
Proceeds from sale of marketable securities and other investments	-	562,750
Proceeds (payments) for other receivables	(17,206)	594,085
Purchase of property and equipment, net	-	(41,888)
Proceeds from sale of real estate owned	16,151	485,258
Net Cash Provided by Investing Activities	7,942,834	6,267,449

Cash Flow from Financing Activities:
Proceeds from investor notes	762,439	2,321,330
Principal payments on investor notes	(14,057,779)	(14,912,760)
Proceeds from Notes Payable with Collateral	1,059,696
Payments for Loans Sold with Recourse	(500,000)
Proceeds from Loans Sold with Recourse		261,765

Proceeds from other loans payable	5,342,819	24,643,643
Payments on other loans payable	(1,629,472)	(23,941,549)
Proceeds from sales of common stock		860

Payment of dividends	-	(164,029)
Redemption of common stock	(300,000)	(4,600)
Decrease in escrow and security deposits payable	(78,669)	(9,682)
Net Cash Used by Financing Activities	(9,400,966)	(11,805,022)

Net Increase (Decrease) in Cash	125,841	(3,727,391)

Cash Balance, beginning of year	95,622	3,823,013
Cash Balance, end of year	$221,463	$95,622

Supplemental cash flows information:
Interest paid	$2,034,290	$4,030,905
Transfer of loans to other real estate owned	$2,608,687	$1,676,922

The accompanying notes are an integral part of these statements.

KH Funding Company

Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT POLICIES

Nature of Operation

KH Funding Company (the “Company”, “we”, “us”, and “our”) operated as a general partnership from its founding in December 1990 until July 1, 1994, at which date it incorporated. The Company is an authorized mortgage lender in the State of Maryland, and provides lending services in the Washington, DC and Baltimore, MD metropolitan areas, primarily to small businesses and individuals and also purchases mortgage loans nationwide. The lending services the Company provides include originating, buying and selling loans and servicing its loans in house.

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

Reclassification

Certain amounts have been reclassified from prior years’ financial statements to conform with the current year’s presentation.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of three to seven years, primarily using the straight-line method for financial statement purposes.

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

Loss Per Share

Basic loss per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted loss per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For purposes of this calculation, stock options to purchase 241,250 shares of common stock have been excluded for both 2008 and 2007, respectively, as their effect would be anti-dilutive.

	Year Ended December 31,
	2008	2007
Basic:
Net loss (attributable to common stock)	$(1,137,523)	$(264,525)
Average common shares outstanding	2,574,981	2,726,210
Basic loss per share	$(0.44)	$(0.10)

Diluted:
Net loss (attributable to common stock)	$(1,137,523)	$(264,525)
Average common shares outstanding	2,574,981	2,726,210
Dilutive effect of stock options	-	-
Average common shares outstanding – diluted	2,574,981	2,761,232
Diluted loss per share	$(0.44)	$(0.10)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the prospective method as the standard. Because the Company’s shares are not publicly traded, we used the Minimum Value Method to value our stock-based compensation. Under that method, we will recognize as compensation expense over the service (or vesting) period of the grantees. In addition, at January 1, 2006, the adoption date of SFAS 123(R), the Company had no unvested options outstanding.

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

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive loss consists of net losses and unrealized gains and losses on investments available-for-sale. Accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared by management in accordance with the accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has had recurring losses from operations and has a stockholders’ deficit, which raise substantial doubt about the Company’s ability to continue as a going concern.

Between May 2006 and November 2008, we were unable to sell any of our investor notes in our market areas, including the State of Maryland (our location), because of delays in obtaining an effective registration for an offering from the Securities and Exchange Commission (the “SEC”) and the Securities Division of the Office of Maryland Attorney General (“Maryland Securities Division”).  This registration delay significantly hampered our ability to raise funds.  Our registration was declared effective in November 2008 and we have since been working to, and expect to continue to work to, reinvigorate our broker relationships and their sales of our investor notes.  We believe that our ability to sell our investor notes is essential to our ability to continue as a going concern because proceeds obtained in the past solely from sales of loans have not been sufficient to meet our liquidity needs, which include not only making and acquiring loans and funding operational expenses but also complying with the redemption terms of our outstanding investor notes and the underlying indenture.  See Note H for more discussion about our non-compliance with the terms of our outstanding notes and the underlying indenture.

Since November 2008, the Company has sold approximately $1.12 million in investor notes.  No assurance can be made that we will be able to maintain or increase this selling volume.  In fact, our current registration statement will expire on April 30, 2009 and we may not thereafter offer or sell our investor notes until we amend the registration statement to provide 2008 audited financial statements and that amendment is declared effective by our securities regulators.  We may receive comments on such an amendment from our securities regulators which will need to be addressed before it can be declared effective.  Accordingly, no assurance can be given as to when an amendment necessary to continue our selling efforts after April 30, 2009 will be filed or declared effective.

The Company has a stockholders’ deficit of 0.85% of total assets, which gives the Company no equity margin against potential future losses.  In order to raise the equity the Board of Directors voted in 2007 to suspend the payment of dividends and management is diligently working currently to sell common stock to investors.  In January 2009 the Company sold $500,000 in common stock to five existing shareholders at a price of $1 per share.  Half of the shares were sold through conversion of deposit accounts and half were sold through the issuance of loan.  Each investor was also granted a five year option to purchase additional shares of common stock equal to 50% of the these additional shares purchased at $1 per share.

Management plans to monitor its liquidity carefully in order to attempt to meet its obligations as they become due.  In addition to the efforts outlined above, when necessary management will sell loans and other assets, such as the real estate owed to raise necessary funds.  In addition, management may continue to obtain loans in which Company real estate owned will serve as the collateral.

NOTE C—LOANS RECEIVABLE

Loans receivable consist of 121 collateralized loans and eight uncollateralized loans for 2008, and 186 collateralized loans and eight uncollateralized loans for 2007. The loans receivable originate from various individuals and businesses ranging in balance from $502 to $3,808,297 for 2008 and $1,199 to $3,648,645 for 2007, bearing interest rates ranging from 5.00% to 24% in 2008 and from 3.99% to 24% in 2007, with a weighted-average yield of 9.89% and 10.65%, respectively. Uncollateralized loans constitute approximately 0.9% of the gross loan value at December 31, 2008 and 2007.

Loan origination fees received from borrowers are deferred and amortized into interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. The unamortized loan origination fees, which are included as a reduction to loans receivable balance, were $37,568 and $57,670 at December 31, 2008 and 2007, respectively.

The Company pays fees to third parties in connection with the acquisition of loans. These costs are amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. Unamortized costs were $205,958 and $309,147 at December 31, 2008 and 2007, respectively.

The Company incurs direct loan origination costs in its lending activities. These costs are capitalized and amortized against interest income over the estimated average life of the loans under a method which approximates the effective interest rate method. Unamortized direct loan origination costs were $23,820 and $37,621 at December 31, 2008 and 2007, respectively.

Loans Receivable by Collateral Type

The Company’s loans receivable portfolio at December 31 consists of the following loans:

	2008	2007
Primary Collateral Type	Amount	Amount
Residential Real Estate	$9,462,159	$11,441,120
Business Assets and Commercial Real Estate	1,577,300	3,049,002
Investment Property	23,049,958	30,711,891
Residential Real Estate Second Trust	1,478,526	750,253
Other Assets (Auto, Stock)	1,296,720	1,719,596
Other Loans (Over Equity, Medical and Unsecured)	329,462	417,008
Total loans receivable, gross	37,194,125	48,088,870

Unearned fees and other	325,235	291,798
Less allowance for loan losses	(659,242)	(495,480)
Total loans receivable, net	$36,860,118	$47,885,188

Loan maturities as of December 31, 2008 are as follows:

Year Ending December 31,
2009	$23,863,597
2010	2,388,312
2011	4,118,130
2012	130,154
2013	84,793
2014 and thereafter	6,609,139
Total loans receivable, gross	$37,194,125

The fair value of the gross loans receivable is estimated to be $37,399,001 and $48,397,430 at December 31, 2008 and 2007, respectively. These estimates are based on discounted cash flows using the year end average interest for loans, assuming a mid-year pay-off of such loan in the year due.

At December 31, 2008, the Company had outstanding loan balances to one borrower and its affiliated entities of $10,189,123 which represented 27.24% of loans outstanding at that date. Management believes that this concentration is adequately collateralized with first deeds of trust on related real estate.

The Company issues lines-of-credit or draw-type loans. At December 31, 2008, the Company had $6.30 million in loans of this type. The unused or unfunded amount on these types of loans totaled $ .98 million at that date. This amount represents approved loan dollars which borrowers may use at their discretion.

Analysis of Loan Loss Reserves

Analysis of the allowance for loan loss is as follows:

Year Ending December 31,	2008	2007
Beginning balance	$495,480	$452,154
Provision for loan losses	592,999	510,185
Loans charged off	(429,237)	(466,859)
Recovery of loans previously charged off	-	-
Ending balance	$659,242	$495,480

Loans in non-accrual status totaled $4,043,791 and $510,697 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Company had loans of $10,006,949 and $5,002,259, respectively, which were more than 90 days late and for which the Company continues to accrue interest. Management believes that these loans are well-collateralized and that both the principal and the related accrued interest are collectible.

	12/31/08	12/31/07
Total recorded investment in impaired loans at the end of the period	$4,043,791	$510,697
Amount of that recorded investment for which there is a related allowance for credit losses	$1,691,398	$510,697
Amount of related allowance for credit losses associated with such investment	$448,298	$306,815
Amount of that recorded investment for which there is no related allowance for credit losses	$2,352,393	$-

	12/31/08	12/31/07
The average recorded investment in impaired loans during the period	$2,949,641	$581,296
The related amount of interest income recognized within that period when the loans were impaired	$-	$-
The amount of income recognized using a cash basis during the time within that period that the loan was impaired	$-	$-

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2008	2007
Furniture and equipment	$84,335	$84,335
Automobiles	61,516	61,516
Computer software	101,022	101,022
Leasehold improvements	18,813	18,813

Total property and equipment-cost	265,686	265,686
Less: Accumulated depreciation	164,616	123,693
Property and equipment – net	$101,070	$141,993

Depreciation expense related to property and equipment for the years ended December 31, 2008 and 2007, totaled $40,923 and $43,314, respectively.

NOTE E—REAL ESTATE OWNED

Real estate owned currently consists of rental and held for sale real estate.

	2008	2007
Rental property:
Buildings	$1,184,727	$436,269
Less: Accumulated Depreciation	69,446	51,910
	1,115,281	384,359
Land-rental property	964,093	291,555
Total rental	$2,079,374	$675,914
Held for Sale:
Buildings	$2,071,819	$1,065,405
Land	580,250	503,250
Total held for sale	$2,652,069	$1,568,655

Depreciation expense related to rental property for the years ended December 31, 2008 and 2007 totaled $17,536 and $17,157 respectively.

NOTE F—NOTES PAYABLE, INTEREST EXPENSE AND TYPES OF NOTES

Information related to investor notes payable at December 31, 2008 and 2007 is as follows:

	2008	2007
Number of notes payable	1,101	1,345
Highest balance	$2,413,462	$2,992,200
Lowest balance	$12	$1
Lowest interest rate	4.5%	5.25%
Highest interest rate	9.15%	9.15%
Weighted average interest rate	6.67%	7.26%
Number of accounts greater than $100,000	74	106
Value of accounts over $100,000	$21,035,572	$29,193,921

The carrying values of the notes payable approximate their fair value.

The maturity dates of the notes payable are as follows:

Year Ending December 31,
2009	$26,664,265
2010	4,941,816
2011	3,994,806
2012	3,056,780
2013	161,555
2014	78,208
Subtotal	$38,897,430
Unamortized brokerage costs	(68,507)
Total Notes and accrued interest payable	$38,828,923

The maturity date is considered to be the date on which the note first becomes a demand note. Included in the due in 2009 category is $4,973,042 on one-day demand notes, which the investor can immediately withdraw and $10,800,291 that requires a 30 days notice before withdrawal can be made.

The Company has two classes of notes payable—Series 3 and 4 notes. Series 3 and 4 notes were offered and sold pursuant to registration statements filed by the Company with the SEC. The Series 3 notes are senior to all other debt of the Company and are secured with a priority lien on the assets of the Company. The Series 4 are subordinate to the senior debt of the Company.

As of December 31, 2008, notes payable outstanding by class of securities is as follows:

Series III	Publicly issued senior debt	$36,037,928
Series IV	Publicly issued subordinated debt	2,859,502
Subtotal		38,897,430
Unamortized brokerage costs		(68,507)
Total Notes and accrued interest payable		$38,828,923

The Company’s notes are sold directly by the Company and through brokers. For those notes sold through brokers, the Company pays brokerage fees which it capitalizes and amortizes into interest expense over the life of the related notes. The unamortized brokerage costs were $68,507 and $131,532 at December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008 and 2007, interest expense totaled $2,983,356 and $4,144,889, respectively, and interest paid totaled $2,034,290 and $4,030,905, respectively.

NOTE G— LOAN PARTICIPATIONS SOLD WITH RECOURSE

The Company entered into a loan participation agreement during 2007 pursuant to which it sold a $261,764 participation interest, with monthly interest only payments due to the participants.   During 2008, the Company entered into four additional loan participation agreements totaling $4.36 million and paid down one existing participation agreement in the amount of $50,000.  These agreements are made with recourse and there is limited liability on the part of the participant.  Additionally, the loan is due on demand if it defaults.  The details of the agreements are as follows:

Loans Sold with Recourse

Interest Rate	Date Due	Participation Balance	Payment Terms
12.50%	10/24/2008	$211,764	Interest only payment monthly

10.00%	6/1/2010	451,000	Interest only payment monthly

12.50%	6/1/2010	889,000	Interest only payment monthly

9.04%	1/1/2011	2,511,108	Interest and principal payment monthly

10.00%	1/1/2011	391,826	Interest and principal payment monthly

Total Loans Sold with Recourse		$4,454,698

On October 24, 2007, the Company sold a loan participation with recourse, in the amount of $261,764, which was to be repaid upon the earlier of October 24, 2008 or the date of the collection of the loan.  The loan has not been fully repaid and the Company and the participant are working together to collect on the loan and satisfy the Company’s obligations to the participant.  The Company has recorded a $211,764 liability on its books as of December 31, 2008 related to this obligation.

NOTE H— CONTINGENCY ARISING FROM INVESTOR NOTES

As of March 31, 2009, the Company is more than thirty days delinquent on redemption requests from note holders of approximately $3.28 million. The Company fell behind in the redemption of investor notes in the fall of 2008 and has been working to become current since November of 2008.

The Company reports to the Trustee, Wells Fargo Bank, all accounts for which the Company fails to make a redemption request within thirty days of the redemption date.  These failures are reported within two (2) business days after the thirty day grace period has expired.

The Company reports quarterly to the State of Maryland, Division of Securities, the same information as is reported to the Trustee.

NOTE I—REGULATORY MATTER

Between May 2006 and November 2008, the Company experienced delays in obtaining an effective registration to sell its investor notes.  This delay resulted from (i) an investigation instituted by the Maryland Securities Division relating to the Company’s unregistered sale in 2006 of investor notes from Maryland and (ii) reviews by the SEC and the Maryland Securities Division of its 2006 registration statement and subsequent amendments and a resulting second investigation by the Maryland Securities Division, which the Company was required to address before the registration statement could be declared effective.

In connection with the first investigation, the Maryland Securities Division required us to redeem an aggregate of $464,511.07 in investor notes that were sold to unaccreditied investors, offer accredited investors the right to rescind their purchases of investor notes and to enter into a Consent Order in December 2007 to finalize the matter.

On November 6, 2008, without admitting or denying any of the conclusions of law made therein, the Company entered into a Consent Order with the Maryland Securities Division to finalize the second investigation.  The Consent Order provides that the our former Vice President acted as an unregistered issuer-agent in violation of the Maryland Securities Act and that the Company used him as such in violation of the Maryland Securities Act.  The Consent Order also provides that the Company violated the Maryland Securities Act by failing to disclose that the Company had outstanding redemption requests that were more than 30 days past due in two of the post-effective amendments to the registration statement which were filed with the Maryland Securities Division for review and comment.  Under the Consent Order, the Company agreed to pay a civil penalty of $100,000, of which $85,000 was waived due to the Company’s financial condition.  The Consent Order also required the Company to disclose in the documents that it files with the SEC certain record keeping and other internal control issues described in the Company’s prospectus, to keep the Maryland Securities Division abreast of the status of the Company’s redemption payments, and to retain an independent consultant to help the Company identify problems with and strengthen its record keeping practices and other areas of internal controls and help ensure compliance with the indenture to which the investor notes relate.

NOTE J—RELATED PARTY TRANSACTIONS

The following related party transactions exist as of the dates shown below:

•
Included in loans receivable at December 31, 2008 and 2007 are 12 notes totaling $10,788,498 and 12 notes totaling $10,649,192, respectively, from officers, stockholders and a company controlled by a stockholder. The interest rates on these notes range from 5.99% to 12.5%.

•
Included in the notes payable at December 31, 2008 and 2007 are 56 notes totaling $7,163,483 and 66 notes totaling $11,437,449, respectively, which are held by officers and stockholders. These notes were all issued at the rate in effect for the applicable term selected as of the date each note was issued.

•
There is an interest-only demand loan of $185,450, shown in the equity section of the Balance Sheet as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company. The interest rate on this loan is 7%. The stock has a book value of about $0 and a fair value of about $100,000 as of December 31, 2008. At December 31, 2008 and 2007, there was no accrued interest receivable on this loan.

All of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

Included in the notes receivable listed above are five loans in the aggregate amount of $10.19 million to a trust for the benefit of a significant stockholder. These loans were made during the year ended December 31, 2006. The proceeds of these loans were used to purchase real estate which serves as security for the loans. The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance. During the year ended December 31, 2008, the Company recognized no additional interest from the above loan features. The Company recognizes such additional interest earned through variable up-side loan features only when the additional interest is collected.

NOTE K—WARRANTS, OPTIONS AND OTHER STOCK ISSUED

Stock Option Plans

The Company has granted stock options to employees, stockholders and directors. Prior to 2006, all options granted vested on the day they were granted. All options granted in 2006 were issued under the 2005 Equity Incentive Plan. These options, which are incentive stock options, vest over three years in three equal annual installments.

In 2007, 60,000 options expired and 170,000 options were forfeited by a former employee.  The following table depicts option activity for the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	471,250	$2.40
Options granted-2007	-	-
Options expired or forfeited -2007	230,000	2.41
Options exercised-2007	-	-	$-
Options outstanding at December 31, 2007	241,250	2.39	$-
Options granted-2008	-	-
Options expired or forfeited -2008	-	-
Options exercised-2008	-	-
Options outstanding at December 31, 2008	241,250	$2.39	$-

At December 31, 2008, 214,584 of the Company’s outstanding options were exercisable. The weighted average exercise price of these options is $2.30 and the weighted average remaining contractual life is 1.3 years. The remaining 26,666 stock options vest over a period of three years and will be fully vested by July 11, 2009. The combined weighted average exercise price for the total 241,250 options outstanding at December 31, 2008 was $2.39. Options to purchase 80,000 shares were granted under the 2005 Incentive Stock Option Plan. All of the other options outstanding were granted outside of any shareholder approved Stock Option Plan of the Company.

A summary of stock options outstanding and exercisable at December 31, 2008 by exercise price is as follows:

		Weighted Average
		Remaining
	Number	Contractual Life	Number
Exercise Price	Outstanding	( in years)	Exercisable
$2.00	161,250	.75	161,250
$3.00	30,000	2.54	20,000
$3.30	50,000	2.54	33,334
	241,250		214,584

No options were granted during 2008 or 2007.

The fair value of options granted was calculated using the Black-Scholes option pricing model. The 150,000 options granted to employees in the year ended December 31, 2006, the last year that options were granted, vest ratably each year over a three year period. Seventy thousand of these options were forfeited during 2007. The options vesting in 2008 and 2007 gave rise to a $16,327 and $18,878 charge to income in these years, respectively. The amount of approximately $12,000 in future compensation costs for options outstanding will need to be recognized as these options vest in future periods. The weighted average and other assumptions used in the Black-Scholes model were during the year ended December 31, 2006 were as follows:

Dividend yield	2.67%
Weighted average volatility	22.4%
Weighted average risk-free interest rate	5.03%
Weighted average expected life in years	5 years

No stock was granted during 2008 and 2007.

NOTE L—NONLOAN COMMITMENTS AND CONTINGENCIES

Lease Commitment

In October 2005, the Company expanded its office facilities to approximately twice the original size. A new 10-year lease, which will     expire October 31, 2015, was signed at that time. The following is a schedule by years of approximate future minimum payments under the lease as of December 31, 2008:

Year Ending December 31,
2009	$106,522
2010	110,784
2011	115,208
2012	119,822
2013	124,616
Thereafter	241,164
Total	$818,116

Total rent expense, including storage facilities, under operating leases totaled $115,600 and $115,164 for the years ended December 31, 2008 and 2007, respectively.

Legal Contingencies

On October 31, 2008, Samar Ghadry filed a complaint against the Company and several other defendants alleging the misappropriation of approximately $864,000 by a former Senior Vice President of KH Funding, Martin Angeli.  Ms. Ghadry claims that Mr. Angeli sold certain of her securities and unlawfully kept some of the proceeds.  The Company is  involved because Mr. Angeli allegedly caused these funds to be wired to his mother’s investor account at KH Funding and then to an account at another institution also owned by his mother.  In her suit against us, Ms. Ghadry seeks the return of $864,000 plus punitive damages in the amount of $5.0 million.  This litigation could subject us to substantial legal expenses, and we cannot predict the outcome of this litigation or its potential impact on us.  We have insurance policies that we believe will cover up to $3.0 million of any judgment, but there can be no guaranty that our insurance policies will cover any of these claims.  No adjustment related to this lawsuit has been recorded in the financial statements.

The Company is, at times, in the ordinary course of business, a party to legal actions normally associated with a lending institution.

NOTE M—OFF BALANCE SHEET LOAN COMMITMENTS

Credit commitments are agreements to make loans to borrowers in the ordinary course of business. The Company does not have such agreements.  However, the Company does make line-of-credit type loans, which enable borrowers to draw down on their approved loans as needed. At December 31, 2008, the Company had $6.30 million in loans of this type. Loans of this type had unused or unfunded approved amount of $.98 million at that date.

NOTE N — TRUST ACTIVITIES

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

Year Ending December 31,	2008	2007
Total Assets under Trust	$6,592,846	$7,516,324
Portion of Assets Invested in KH Funding Notes Payable	$5,923,607	$7,041,324
Portion of Assets Invested in Outside Investments	$669,239	$475,000

NOTE N — LOAN CONCENTRATIONS

The Company makes loans to a number of different business and individuals; however, it does have a concentration of loans, directly or indirectly, with two of its stockholders. At December 31, 2008, the Company had approximately $10.19 million, or 27.06%, of its loans and interest receivable directly or indirectly with one stockholder or entities owned at least to some extent by that stockholder. The Company also purchases loans from a company owned by another stockholder.  At December 31, 2008, approximately $11.80 million, or 21%, of the Company’s loans and interest receivable were loans of this type.  During 2007 and 2008, no loans were purchased from this source due to the inability of the Company to sell its investor notes and the resulting shortage of funds required to purchase loans.  As is mentioned in Note H - Related Party Transactions, the above loans were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions.

NOTE O — COLLATERALIZED NOTES PAYABLE

The Company borrows funds through the issuance of notes payable which are collaterized by its other real estate owned.  The following table lists the collaterized notes which were outstanding at December 31, 2008:

Interest rate	Due Date	Amount Owed	Payment Terms
7.50%	6/25/2010	$434,696	Interest accrued with principal curtailments as requested
10.00%	6/1/2009	207,000	Balance at 3/31/09 $200,000 with monthly interest only payments due 1st of each month
10.00%	6/1/2009	207,000	Interest only payments due 1st of each month
10.00%	6/1/2009	205,086	Interest only payments due 1st of each month
8.00%	6/5/2009	100,000	Interest only payments due 1st of each month
10.00%	12/31/2009	200,000	Interest only payments due monthly
10.00%	12/31/2009	125,000	Interest only payments due monthly
10.00%	12/31/2009	200,000	Interest only payments due monthly
Total Collaterized Notes Payable		$ 1,678,782

For the last three properties listed in the table above the Company has assigned the deed to the properties to the note holders as if the property was sold to the notes holders.  If the Company does not repay the underlying collateralized note on these properties, the notes holder will be able to retain the related properties.

NOTE P—FAIR VALUE MEASUREMENTS

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at December 31, 2008.  Assets measured at fair value on a nonrecurring basis are included in the table below:

Assets:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$4,043,791		$4,043,791

Other Real Estate Owned - Held for sale	$2,652,069		$2,652,069
Rental property	$2,079,374		$2,079,374

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, who also serves as the Company’s Chief Financial Officer (“CEO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2008 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 due to the material weaknesses in our internal control over financial reporting as of December 31, 2008, as further described below.

During the fourth quarter of 2008, the Company made the following changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:  (i) implementation of second person reviews of all activities associated with our cash transactions; and (ii) implementation of heightened quality controls over new investor note accounts.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2008.  Management’s report on the Company’s internal control over financial reporting is included on the page that follows.

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

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only this management’s report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the “COSO Framework”).  Based on its evaluation, management has concluded that there are material weaknesses in our internal control over financial reporting and that, accordingly, the Company’s internal control over financial reporting was not effective as of December 31, 2008.

A “material weakness” is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The material weaknesses relate to the following:

•
Lack of tangible audit trail, such as documentation, dates and signatures of the performance of control activities such as review of journal entries, reconciliation of accounts and valuation of collateral and properties.

•
We had one person, Mr. Harris, performing the roles of the Chief Executive Officer and Chief Financial Officer.  As a result, the Company did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.

•	Lack of periodic review of the value of real estate acquired through foreclosure. These periodic reviews are necessary in the preparation of our financial statements.

•	We mischaracterized certain transactions related to the pledging of real estate as collaterial for notes payable. We had originally accounted for these transactions as sales.

Management has taken steps and continues to take steps to remediate these weaknesses, but there can be no guaranty that these remedial steps will be effective to prevent a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual financial statements.  Management is not aware of any instance in which we failed to identify or resolve a control or disclosure matter or failed to perform a timely and effective review, but the deficiencies described above create the possibility that we may subsequently discover a control or disclosure matter that would have been identified and resolved had these weaknesses not existed.

Management believes that the Company’s operations are not overly complex and that, accordingly, the performance of the CEO and CFO roles can be managed by a single person.  Moreover, the Company’s current capital resources are limited, and the hiring of a separate CFO would further limit these resources.  Nevertheless, the Company intends to separate the CEO and CFO duties currently handled by Mr. Harris by hiring a Chief Financial Officer once the Company has the means to do so.

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

Notwithstanding management’s assessment that our internal control over financial reporting was not effective as of December 31, 2008, we believe that the financial statements included in this annual report correctly present in all material respects our financial position, results of operations and cash flows for the fiscal years covered herein.

April 15, 2009

/s/ Robert L. Harris
President, Chief Executive Officer, and
Chief Financial Officer

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Age	Position(s)
Robert L. Harris	59	Chief Executive Officer, President, acting Chief Financial Officer and Director

James E. Parker	60	Vice President

Louise B. Sehman	74	Secretary

Ronald L. Nicholson	54	Vice President-Accounts and Loan Administration

Jack H. Breskow	79	Director

Alvin Shapiro	77	Director

Jeremiah P. Connor	69	Director

ROBERT L. HARRIS, age 59, was a founder of KH Funding Company in 1990 when he also began his service as Managing General Partner and then President. He has been the President, Chief Executive Officer and a director of KH Funding since its incorporation in 1994, and has served as interim Chief Financial Officer since October 5, 2007.  Prior to founding KH Funding, Mr. Harris owned and operated businesses and managed commercial and corporate real estate for various firms in Maryland.  He attended the Citadel Military College and Montgomery College.

JAMES E. PARKER, age 60, joined KH Funding Company in 1997 and serves as Vice President.  Mr. Parker’s duties include serving as our office manager and providing accounting assistance.  Mr. Parker has served as the Chief Financial Officer and Treasurer of KH Funding, as well as Vice President of Investor Relations and Trust Services.  Mr. Parker was an assistant controller of a lumber and supply company before joining us.  He earned a Bachelor of Science from the University of Maryland.

LOUISE B. SEHMAN, age 74, joined KH Funding Company in 1992. She currently serves as our Corporate Secretary and handles various bookkeeping functions.  Ms. Sehman was a payroll supervisor for a convenience store chain before joining us. She attended the University of Maryland. Ms. Sehman retired as Chief Financial Officer and Treasurer effective March 31, 2006.

RONALD L. NICHOLSON, age 54, joined KH Funding Company in 1996. He currently serves as the Vice President of Accounts and Loan Administration.  Mr. Nicholson’s duties include periodically reviewing loan accounts to ensure that our borrowers are complying with the conditions of their loans and assisting in the underwriting of new loans.

JACK H. BRESKOW, age 79, has served as a director of KH Funding Company since its incorporation in 1994. Mr. Breskow has served as Secretary of Jack H. Breskow and Associates, Ltd. since 1989, which provides business, estate and financial planning services to its clients.  Since 1953, Mr. Breskow has also served as a registered representative of Lincoln Financial Advisors Corporation, a registered broker-dealer and investment adviser firm.  He is a Certified Life Underwriter and Accredited Estate Planner.

ALVIN SHAPIRO, age 77, has served as a director of KH Funding Company since 2005. Mr. Shapiro has served as president of A & S Shapiro Pension Consultants, Inc., a third-party administrator of business pension plans, since 1997.  Since 1973, Mr. Shapiro has also served as a registered representative of Chapin Davis, Inc., a broker-dealer firm.  He holds a Series 6 license and the insurance industry designations of CLU and CHFC.  Mr. Shapiro received an MBA from John Hopkins University and a Bachelor of Science Degree in Finance from American College.

JEREMIAH P. CONNOR, age 69, has served as a director of KH Funding Company since 2005. Mr. Connor is currently a partner of Connor & Assoc. CPA’s, P.C. and has served with that firm since 1986.  Mr. Connor is a Certified Public Accountant with over 35 years of accounting experience. Mr. Connor is a distinguished member of state and national CPA organizations. He graduated with a Bachelor of Commercial Science from Benjamin Franklin University.

The Board of Directors has a standing Audit Committee, whose members are Messrs. Connor and Shapiro (Chairperson).  Until January 16, 2008, Mr. Harris also served on the Audit Committee.  The Audit Committee is responsible for reviewing the audit policy and program and recommending any policy changes to the Board of Directors, and the appointing, replacing, compensating, and overseeing the Company’s independent registered public accounting firm each year.  The Audit Committee meets with the external auditors, reviews all of our SEC filings, oversees our internal control structure and reports to the Board of Directors on the findings.  During 2008, the Audit Committee met four times.  The Board has determined that each of Messrs. Connor and Shapiro is an “audit committee financial expert” as that term is defined in Item 407 of the SEC’s Regulation S-K.

Since we do not have a class of equity securities listed on a national securities exchange, we are not required to have a nominating committee or a compensation committee.  We currently believe that the Board as a whole can adequately fulfill the responsibilities of a nominating committee and a compensation committee.  Our independent directors review and approve executive compensation policies and practices, review the salaries and the bonuses of the officers, including the Chief Executive Officer and Chief Financial Officer, and administer our stock option plan and other benefit plans. Our Chief Executive Officer provides input on the salaries of our other executive officers and employees.  Should the circumstances change, the Board may choose to form one or both of these committees.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to our executive officers, including our principal executive officer and principal financial officer.  A copy of our Code of Ethics is posted on our website, www.khfunding.com.  We intend to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics by posting such amendment or waiver on our website.

Compliance with Section 16(a) of the Exchange Act.

Our equity securities are not registered under the Exchange Act and, accordingly, our directors, executive officers and significant stockholders are not required to file equity ownership reports pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total remuneration for services in all capacities awarded to, earned by, or paid to our President and Chief Executive Officer (the “named executive officer”) for each of the last two completed fiscal years.  No other person who served as an executive officer during 2008 earned total compensation in excess of $100,000 for 2008 (or would have earned in excess of such amount had they been an executive officer as of December 31, 2008).  We do not maintain any non-equity incentive compensation, pension or other retirement, or non-qualified deferred compensation plans for our executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Robert L. Harris, President/CEO/CFO	2007	132,291	2,283	-	8,916	-	143,490
	2008	123,900	-	-	8,916	-	132,816

(1)
Mr. Harris also serves as a director of KH Funding for which he is entitled to receive standard director compensation as discussed below.  However, he did not accept any director compensation in 2008 or 2007.  Director fees earned or paid in cash would be reported in the “Salary” column.

(2)
The Company calculates the value of stock and option awards using the provisions of SFAS 123(R).  See Note A and Note K to the audited financial statements presented elsewhere in this report regarding assumptions underlying valuation of equity awards.

Employment Arrangements

Executive officers are employed on an at-will basis and are not parties to any written employment agreement.  Our employment arrangements entitle the executive, while employed, to an annual salary and participation in the bonus, equity and other plans discussed above, as well as health, dental and life insurance programs in place for executives from time to time.  For 2009, Mr. Harris is entitled to an annual salary of $123,900.

Bonus Program

All of our employees, including Mr. Harris, are entitled to an annual bonus equal to one-half of one week’s pay, based on their salary levels for that year.  No bonuses were taken in 2008.

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

The following table sets forth for the named executive officer certain information about equity awards under all plans that remained unexercised at December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert Harris	150,000	-	2.00	9/30/2009
	33,334	16,666	3.30	7/10/2011

(1)	The option vests in two equal installments on July 10, 2008 and July 10, 2009, respectively.

Director Compensation

The following table provides information about compensation paid to or earned by persons (other than Mr. Harris) who served as directors of the Company during 2008.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Option awards ($)(1)(2)	All other compensation ($)(3)		Total ($)
Jack H. Breskow	-	-	-	-		-
Dr. Mervyn Feldman	-	-	-	-		-
Alvin Shapiro	-	-	-	-		-
Jeremiah P. Connor	2,983	-	-	1,332	(3)	4,315

(1)	Amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB 123(R).

(2)	At December 31, 2008, no director held any outstanding stock awards or stock options.

(3)	Amount reflects charges for consulting services provided by Mr. Connor.

The Company pays Mr. Connor $250 per hour for serving on the Board of Directors.  All other directors waived directors’ fees in 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, to the best of our knowledge, information as of December 31, 2008 relating to the beneficial ownership of our common stock by (i) each person or group known by us to own beneficially more than five (5%) of the outstanding shares of our common stock; (ii) each of our directors, director nominees, and named executive officers (as defined below); and (iii) all of our directors and executive officers as a group, and includes all shares of our common stock that may be acquired within 60 days of December 31, 2008.  The address of each of the persons named below is the address of KH Funding except as otherwise indicated.  Such beneficial ownership includes securities owned by or for the spouse, children or certain other relatives of the identified persons as well as other securities as to which the person has or shares voting or investment power.  The same shares may be beneficially owned by more than one person.

Name	Number of Shares		Percent of Class as of December 31, 2008
Directors and Named Executive Officers
Robert L. Harris, President, CEO and Director	515,000	(1)	18.29%
Jack H. Breskow, Director	39,700	(2)	1.41%
Jeremiah P. Connor, Director	-		-
Alvin Shapiro, Director	600		0.02%

All Directors and Executive Officers as a Group (7 persons)	555,300	(3)	19.72%

5% Stockholders
Solomon Kaspi 267 Kentlands Blvd. Gaithersburg, MD 20878	167,168		5.94%
Christine Nuyen 267 Kentlands Blvd, Gaithersburg, MD 20878	166,666		5.92%
Carlos Saenz 267 Kentlands Blvd, Gaithersburg, MD 20878	166,666		5.92%
Richard Allen 7224 Armat Drive, Bethesda, MD 20817	165,000		5.86%
Douglas Kelly 11120 Arroyo Drive, Rockville, MD 20852	170,000		6.04%
Jin S. Kim 34 Piney Meetinghouse Ct, Potomac, MD 20854	516,700		18.35%
All 5% Stockholders as a group (6 persons)	1,352,200		48.01%

Total: Directors, Executive Officers, and 5% Stockholders	1,907,500		67.73%

(1)	Includes exercisable options to purchase 200,000 shares of common stock.

(2)	Includes 37,500 shares of common stock held by spouse.

(3)	Includes exercisable options to purchase 200,000 shares of common stock.

The information regarding the Company’s equity compensation plans required by this item is incorporated herein by reference to Item 5 of Part II of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During 2007, we obtained approximately $24.6 million in short-term funds from 28 persons, some of whom were directors and executive officers.  Of these transactions, the only loans that exceeded the disclosure threshold in Item 404 of Regulation S-K were three loans from our Secretary, Louise Sehman, in the aggregate amount of $296,424, which are payable on demand and bear interest at an annual rate of 7.6%.

In 2007 and 2008, we purchased, in the aggregate, loans totaling $0.89 million and $ 0, respectively, from Eweb Funding Group, LLC and American Industry Group, LLC, which are controlled by Solomon Kaspi (a person holding more than 5% of our outstanding common stock).  These loans were purchased at prices between 100% and 103.5% of par, depending on the creditworthiness of the borrowers, the collateral securing the loans, the interest rate payable on the loans, and other credit-related variables.  All of these transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with unrelated lenders.

The following table sets forth information with respect to investments in our investor notes since January 1, 2007 by our directors, executive officers, immediate family members of our directors and executive officers, and companies affiliated with our directors and executive officers, in which the amount involved exceeded the lesser of $120,000 or 1.00% of our average total assets at year-end for the last two completed fiscal years.

INVESTOR NOTE ACCOUNTS

Investor	Relationship	Beginning Balance	Balance as of 12/31/08	Highest Balance During Period 1/1/2007 – 12/31/2008	Interest Rate
Louise Sehman	Officer	$77,135	$130,720	$255,123	7.50%
Richard Allen	Stockholder	$1,882	$(9,498)	$152,319	4.75%
Robert Harris	CEO	$7,635	$(5,444)	$302,699	4.75%

In January 2008, we repurchased 150,000 shares of our common stock from our President/CEO, Robert L. Harris, for an aggregate purchase price of $300,000.

Director Independence

The Board of Directors has determined that each of Jack H. Bresko and Alvin Shapiro is an “independent director” as that term is defined by Section 803A(2) of the American Stock Exchange Company Guide.  During the period in 2008 that he served as a director, Mr. Feldman was an “independent director”.  Mr. Shapiro satisfies the audit committee independence requirements of Section 803B(2) of the American Stock Exchange Company Guide.  Mr. Connor does not satisfy these audit committee independence requirements because the Company paid him a small amount of consulting fees in 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As our independent registered public accounting firm for 2007 and 2008, Stegman & Company provided various audit and other services for which we were billed for fees as further described below. Except as described below, the Audit Committee specifically pre-approves all audit services and other services provided by Stegman & Company.  In the case of tax services and other permissible non-audit services, the Audit Committee has delegated authority to its Chairman to approve services.  Any approval of additional services by the Chairman is communicated to the full Audit Committee at its next regularly scheduled meeting.  The Audit Committee also may authorize management to obtain tax services from Stegman & Company from time to time during the year up to a specified aggregate amount of fees.  Any tax services obtained by management are communicated to the Audit Committee at its next regularly scheduled meeting.

The following table shows the fees paid or accrued by us for the audit and other services provided by Stegman & Company during fiscal years 2008 and 2007:

	2008	2007
Audit Fees	$77,500	$47,094
Audit-Related Fees	9,000	-
Tax Fees	7,250	7,250
All Other Fees	-	-
Total	$93,750	$54,344

Audit Fees paid or incurred in fiscal years 2008 and 2007 include charges for auditing our annual financial statements and for quarterly reviews of financial statements.  Audit-Related Fees paid or incurred in 2008 include charges for reviewing amendments of our investor note registration statement.  Tax Fees paid in fiscal years 2008 and 2007 include charges primarily related to tax return preparation.

The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Stegman & Company.  All of the 2008 and 2007 services described above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007 and 2006

Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements for the years ended December 31, 2008 and 2007

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KH FUNDING COMPANY

Dated: April 15, 2009	By:	/s/ Robert L. Harris
Robert L. Harris
President/CEO and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 15, 2009.

/s/ Robert L. Harris	/s/ Jack H. Breskow
Robert L. Harris, President/CEO, Acting	Jack H. Breskow, Director
Chief Financial Officer, and Director

/s/ Jeremiah A. Connor	/s/ Alvin Shapiro
Jeremiah A. Connor, Director	Alvin Shapiro, Director

EXHIBIT INDEX

Exhibit	Description
3.1(i)	Articles of Incorporation of KH Funding Company (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)

3.1(ii)	Articles of Amendment of KH Funding Company (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)

3.2	Bylaws of KH Funding Company (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)

4.1
Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, dated August 27, 2003 (Incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form SB-2 filed on June 26, 2003, File No. 333-106501)

4.2
Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank Minnesota, N.A., as Trustee, dated August 2, 2004 (Incorporated by reference to Exhibit 4 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on July 11, 2005, File No. 333-117038)

4.3
First Supplemental Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank, N.A., as Trustee, dated July 1, 2005 (Incorporated by reference to Exhibit 4.3 of the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on July 1, 2005, File No. 333-124155)

4.4
Security Agreement by and between KH Funding Company, as Issuer, and Wells Fargo Bank, N.A., as Trustee, dated May 18, 2005 (Incorporated by reference to Exhibit 4.4 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on June 1, 2005, File No. 333-124155)

4.5
Deposit Account Control Agreement by and among KH Funding Company, as Issuer, Wells Fargo Bank, N.A., as Trustee, and Access National Bank, dated June 15, 2005 (Incorporated by reference to Exhibit 4.5 of the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on July 1, 2005, File No. 333-124155)

4.6
Amended and Restated Second Supplemental Indenture by and between KH Funding Company, as Issuer, and Wells Fargo Bank, N.A., as Trustee, dated January 16, 2008 (Incorporated by reference to Exhibit 4.6 of the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on January 23, 2008 (File No. 333-135330)

4.7
Account Control Agreement by and among KH Funding Company, as Issuer, Wells Fargo Bank, N.A., as Trustee, and the brokerage company a party thereto, dated September 17, 2007 (Incorporated by reference to Exhibit 4.7 of the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form SB-2 filed on January 23, 2008 (File No. 333-135330)

4.8
Deposit Account Control Agreement by and among KH Funding Company, as Issuer, Wells Fargo Bank, N.A., as Trustee, and Bank of America, N.A., dated October 17, 2006 (Incorporated by reference to Exhibit 4.8 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed on August 10, 2005, File No. 333-135330)

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