Form 10-Q
period 2009-03-31
KH FUNDING CO
filed 2009-05-20
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐  (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,074,981 shares, par value $.01 per share, of common stock outstanding as of March 31, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

KH FUNDING COMPANY
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash	$49,900	$221,463
Loans, less allowance for loan losses of $632,659
(March 31,2009) and $659,242 (December 31, 2008)	36,895,311	36,860,118
Accrued interest receivable	1,735,333	2,155,100
Other receivables	452,429	542,718
Prepaid expenses	215,559	219,458
Property and equipment – Net	72,128	101,070
Real estate owned:
Rental property	2,069,422	2,079,374
Held for sale	3,983,069	2,652,069
Other assets	15,988	15,988
Total Assets	$45,489,139	$44,847,358

Liabilities and Stockholders’ Deficit

Liabilities
Notes and accrued interest payable	$38,463,931	$38,828,923
Other loans payable	—	92,408
Accounts payable and accrued expenses	103,020	42,705
Escrows and security deposits	88,152	81,115
Long-term liabilities	50,407	50,857
Loans sold with recourse	4,436,862	4,454,698
Collateralized notes payable	2,572,742	1,678,782
Total Liabilities	45,715,114	45,229,488

Stockholders’ Deficit
Common stock (5,000,000 shares authorized; 3,074,981 shares (March 31, 2009) and 2,574,981 shares (December 31, 2008) issued and outstanding, $0.01 par value)	30,750	25,750
Paid-in capital	1,948,006	1,448,738
Accumulated deficit	(2,019,281)	(1,671,168)
Stock subscription note receivable	(185,450)	(185,450)
Total Stockholders’ Deficit	(225,975)	(382,130)
Total Liabilities and Stockholders’ Deficit	$45,489,139	$44,847,358

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

Interest Income
Interest and fees on loans	$811,668	$1,214,137
Interest on bank accounts	201	45
Total interest income	811,869	1,214,182

Interest Expense
Interest and fees on notes	597,095	869,777
Interest on other loans	11,431	91,635
Interest on collateralized notes payable and
loans sold with recourse	125,710	8,068
Total interest expense	734,236	969,480

Net interest income	77,633	244,702
Provision for Loan Losses	33,728	79,098
Net Interest Income after Provision for Loan Losses	43,905	165,604

Non-interest Income
Rental income	32,202	22,430
Loss on sale of fixed assets	(10,906)	—
Other	880	7,239
Total non-interest income	22,176	29,669

Non-interest Expense
Salaries and wages	78,081	86,877
Professional fees	148,606	49,959
Offering costs	48,322	32,780
Administration	12,156	16,703
Real estate maintenance	42,298	21,172
Insurance	13,044	17,108
Depreciation	17,987	15,627
Rent	31,204	29,819
Bank charges	12,972	13,755
Stock based compensation	4,268	3,523
Other	5,256	2,873
Total non-interest expense	414,194	290,196
Net Loss	$(348,113)	$(94,923)

Basic loss per share	$(0.12)	$(0.04)
Diluted loss per share	$(0.12)	$(0.04)
Cash dividends paid per common share	—	—

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

	Common Stock		Paid-In	Accumulated	Subscription Note	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)

Balances at January 1, 2008	2,724,981	$27,250	$1,730,911	$(533,645)	$(185,450)	$1,039,066

Stock Redemptions	(150,000)	(1,500)	(298,500)	—	—	(300,000)
Stock Based Compensation Expense	—	—	3,523	—	—	3,523

Net loss for period ended March 31, 2008	—	—	—	(94,923)	—	(94,923)
Balances at March 31, 2008	2,574,981	$25,750	$1,435,934	$(628,568)	$(185,450)	$647,666

Balances at January 1, 2009	2,574,981	$25,750	$1,448,738	$(1,671,168)	$(185,450)	$(382,130)

Stock Issued	500,000	5,000	495,000	—	—	500,000
Stock Based Compensation Expense	—	—	4,268	—	—	4,268

Net loss for period ended March 31, 2009	—	—	—	(348,113)	—	(348,113)
Balances at March 31, 2009	3,074,981	$30,750	$1,948,006	$(2,019,281)	$(185,450)	$(225,975)

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2009	2008
Cash from Operating Activities
Net loss	$(348,113)	$(94,923)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	17,987	15,630
Amortization of loan fees	(7,500)	(7,500)
Provision for loan losses	33,728	79,098
Loss on sale of fixed asset	10,907	—
Stock based compensation expense	4,268	3,524
Changes in Operating Assets and Liabilities
Accrued late charges	(32,428)	(6,677)
Prepaid expenses	(10,483)	32,554
Accrued interest receivable	(174,783)	1,019,969
Interest payable (included in notes payable)	335,986	563,072
Accounts payable and accrued expenses	60,315	435
Prepaid offering costs	14,382	18,045
Deferred loan origination costs	3,000	3,450
Unamortized brokerage fees	(9,900)	15,500
Long term lease liability	(450)	4,050
Prepaid loan expenses	25,500	25,797
Net Cash (Used in) Provided by Operating Activities	(77,584)	1,672,024

Cash Flows from Investing Activities
Principal repayments from borrowers	531,461	5,841,137
Loans made to borrowers	(270,868)	(4,265,201)
Net other receivables	(154,953)	(93,102)
Proceeds from sale of fixed assets	10,000
Net Cash Provided by Investing Activities	115,640	1,482,834

Cash Flows from Financing Activities
Proceeds from payable notes	1,122,803	851,270
Principal payments on payable notes	(2,417,148)	(7,853,052)
Proceeds from loans sold with recourse	—	3,996,875
Principal payments on loans sold with recourse	(17,836)
Proceeds from collateralized notes payable	1,103,636
Other loans payable	—	155,094
Redemption of common stock		(300,000)
Decrease in escrow and security deposits	(1,074)	(12,276)
Net Cash Used in Financing Activities	(209,619)	(3,162,089)

Net (Decrease) in Cash	(171,563)	(7,231)

Cash Balance, beginning of period	221,463	95,622

Cash Balance, end of period	$49,900	$88,391

Supplemental Cash Flow Information:
Interest paid	$368,512	$406,401
Transfer of loans to real estate owned	$1,331,000	$541,976

The accompanying notes are an integral part of these statements.

KH Funding Company
Notes to Interim Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The financial statements of KH Funding Company (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the Company’s industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2009 and the results of operations, changes in stockholders’ (deficit) equity, and cash flows for the three-month periods ended March 31, 2009 and 2008 have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2008 were derived from audited financial statements.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements contemplate continuation of the Company as a going concern.  As discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company experienced significant delays starting in the second quarter of 2006 in obtaining an effective registration statement covering the offer and sale of its investor notes.  The Company’s most recent registration statement, covering the offer and sale of an aggregate of $250 million of Series 3 secured notes and Series 4 unsecured notes, was declared effective by the Securities and Exchange Commission (the “SEC”) and by the Maryland Division of Securities on November 10, 2008 but expired on April 30, 2009.  Accordingly, the Company enjoyed only a limited period during the last 3 years during which it was able to sell its investor notes and raise much needed funds for operations.  As a result, there is a significant risk that the Company may have difficulty meeting its future liquidity needs.  The Company requires cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses.  Although the Company anticipates that it will continue to receive unscheduled and scheduled loan payments on a going-forward basis, it is doubtful that these funds, alone, can meet the Company’s cash needs.  The Company intends to file an amendment to its expired registration statement to add updated financial information so that it may recommence selling its investor notes, but this amended registration must be declared effective by the SEC and applicable state securities regulators before sales can begin.  There can be no assurance as to when the amended registration statement will be filed or when it will be declared effective.  Additionally, stockholders’ deficit at March 31, 2009 has decreased to (0.50%) of total assets, which the Company believes to be inadequate to fully protect it against potential losses.  Accordingly, because both future income from loans and cash needed for operations, including investor note redemptions, are uncertain and because the Company cannot predict when it will again be able to sell its investor notes, there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

 Significant Accounting Policies and Estimates

Note A to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the significant accounting policies used in the preparation of the Company’s financial statements.

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

Loss Per Share

Basic loss per share is computed by dividing net losses incurred by the Company by the weighted-average number of common shares outstanding.  Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period.  As of March 31, 2009 and March 31, 2008, the Company had outstanding stock options to purchase 241,250 and 241,250 shares of common stock, respectively. For the three months ended March 31, 2009 and 2008, options to purchase 80,000, and 150,000 shares, respectively, were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

	For The Three Months Ended March 31,
	2009	2008
	(unaudited)
Basic:
Net loss (attributable to common stock)	$(348,113)	$(94,923)
Weighted average common shares outstanding	2,952,759	2,576,648
Basic loss per share	$(0.12)	$(0.04)

Diluted:
Net loss (attributable to common stock)	$(348,113)	$(94,923)
Weighted average common shares outstanding	2,952,759	2,576,648
Dilutive effect of stock options	—

Weighted average common shares outstanding-diluted	2,952,759	2,576,648
Diluted loss per share	$(0.12)	$(0.04)

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

NOTE C - LOANS RECEIVABLE, IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Impaired Loans

Under the provisions of SFAS Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan”, a loan is considered impaired (or nonaccrual) if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms.  The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	March 31, 2009	December 31, 2008
	(unaudited)
Total recorded investment in impaired loans	$4,207,067	$4,043,791
Amount of that recorded investment for which there is a related allowance for loan losses	$1,263,315	$1,691,398
Amount of related allowance for loan losses associated with such investment	$385,059	$448,298
Amount of that recorded investment for which there is no related allowance for loan losses	$2,943,752	$2,352,393

	For the three months ended March 31, 2009	For the year ended December 31, 2008
(unaudited)
Average recorded investment in impaired loans during period	$4,125,429	$2,949,641
Related amount of interest income recognized within period when loans were impaired	$—	$—
Amount of income recognized using cash basis during time within period that loan was impaired	$—	$—

At March 31, 2009 and December 31, 2008, the Company had loans of $6,675,110 and $10,006,949, respectively, which were more than 90 days past due and for which the Company continues to accrue interest.  The Company believes that these loans are adequately secured and that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
	(unaudited)	(unaudited)
Beginning balance	$659,297	$495,480
Provision for loan losses	33,728	79,098
Loans charged off	(60,366)	(49,380)
Ending Balance	$632,659	$525,198

NOTE D - RELATED PARTY TRANSACTIONS

Included in notes receivable at March 31, 2009 and December 31, 2008, are 12 notes totaling $11,013,092 and $10,788,498, respectively, from officers, significant stockholders and entities controlled by a significant stockholder.  These notes all have annual maturities and are due in full on the maturity date unless extended by the Company.  The interest rates on these notes range between 5.99% and 12.5%. The majority (94.6%) of these notes receivable were due from one stockholder and its related interests, who owed $10,419,712 as of March 31, 2009.

Included in the notes receivable at March 31, 2009 and December 31, 2008 are six loans in the amount of $10,42 million and 10.19 million, respectively, to a trust for the benefit of a significant stockholder.  The proceeds of these loans were used to purchase real estate which serves as security for the loans.  The Company holds a first or second lien position with respect to the collateral securing approximately $9.75 million of these loans as well as other real and personal collateral for March 31, 2009 and December 31, 2008, respectively.  The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance.

Included in the notes payable and other loans payable balances at March 31, 2009 and December 31, 2008, are 54 notes totaling $6,760,852 and 56 notes totaling $7,163,483, respectively, which are held by officers and stockholders.  These notes were issued at the rates in effect for the applicable terms selected as of the date the notes were issued.

There is an interest-only demand note receivable of $185,450 included in other receivables, shown on the balance sheet at March 31, 2009 and December 31, 2008 as a contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company, which secure the loan.  The interest rate on this loan is 7.00%.  At March 31, 2009 and December 31, 2008, all payments under this loan had been timely made and there was no accrued interest receivable on this loan.

Management believes that all of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.

During the three months ended March 31, 2008, the Company purchased 150,000 shares of its common stock held by Robert L. Harris, Chief Executive Officer and President, at $2.00 per share for a total of $300,000.

NOTE E - STOCK BASED COMPENSATION

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

No stock options were granted during the three months ended March 31, 2009 or 2008.  The Company accrues related compensation expenses as its options vest in accordance with SFAS 123(R), Share-Based Payment.  The Company recognized $4,268 and $3,524 stock-based compensation expense during the three months ended March 31, 2009 and 2008, respectively, from the vesting of stock options issued in earlier periods.  Stock-based compensation includes the value of stock granted to directors for their service, which was $0 for the three months ended March 31, 2009 and 2008.

A summary of stock option activity during the three months ended March 31, 2009 and related information is included in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	241,250	$2.39		$—
Granted	—
Exercised	—
Forfeited or expired	—			—

Outstanding at March 31, 2009	241,250	2.39	1.08	—

Exercisable at March 31, 2009	214,584	2.29	0.94	—

Warrants

In January 2009 the Company issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.00 per share.  These warrants were issued in connection with the private placement of 500,000 shares of common stock at $1.00 per share in January 2009.  In this private placement, one warrant was issued for each two shares of common stock sold.  The warrants expire in January 2014.  These warrants represent the only warrants outstanding at March 31, 2009 and their issuance the only warrant activity for the three months then ended.  There were no warrants outstanding at March 31, 2008, nor was there any warrant activity for the three months then ended.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

The Company enters into off-balance sheet arrangements in the normal course of its business. These arrangements consist primarily of lines-of-credit and draw-type loans. At March 31, 2009, the Company had $4.88 million in loans of this type.  The unused or unfunded amount on these types of loans totaled $.84 million as of March 31, 2009.

NOTE G - COLLATERALIZED NOTES PAYBLE

The Company borrows funds through the issuance of notes payable which are collateralized by other real estate owned.  The following table lists the collateralized notes which are outstanding at March 31, 2009:

Interest rate	Due Date	Amount Owed	Payment Terms
10.00%	6/1/2009	$207,000	Balance at 3/31/09 $200,000 with monthly interest only payments due 1st of each month.
10.00%	6/1/2009	$207,000	Interest only payments due 1st of each month.
10.00%	6/1/2009	$205,086	Interest only payments due 1st of each month.
8.00%	6/5/2009	$100,000	Interest only payments due 1st of each month.
10.00%	12/31/2009	$200,000	Interest only payments due monthly.
10.00%	12/31/2009	$125,000	Interest only payments due monthly.
10.00%	12/31/2009	$200,000	Interest only payments due monthly.
7.5%	3/1/2010	$500,000	Monthly payment of $6,000 principal plus interest earned
7.5%	6/25/2010	$200,000	Interest accrued with principal curtailments as requested
7.5%	1/31/2010	$628,656	Interest accrued with principal curtailments as requested
Total Collateralized Notes Payable		$2,572,742

NOTE H - LOAN PARTICIPATIONS SOLD WITH RECOURSE

During 2008, the Company entered into four  loan participation agreements totaling $4.36 million and paid down one existing participation agreement in the amount of $50,000.  During the first quarter of 2009, the Company paid down the existing agreements in the amount of $17,836 and did not enter into any additional agreements.  These agreements are made with recourse and there is limited liability on the part of the participant.  Additionally, if the loan defaults the loan is due on demand.  The details of the agreements are as follows.

Interest Rate	Date Due	Amount owed	Payment Terms

12.50%	10/24/2008	$203,764	Interest only payment monthly

10.00%	6/1/2010	$451,000	Interest only payment monthly

12.50%	6/1/2010	$889,000	Interest only payment monthly

9.04%	at maturity	$2,502,121	Interest and principal payment monthly

10.00%	at maturity	$390,977	Interest and principal payment monthly

Total Loans Sold with Recourse		$4,436,862

On October 24, 2007, the Company sold a loan participation with recourse, in the amount of $261,764, which was to be repaid upon the earlier of October 24, 2008 or the date of the collection of the loan.  The loan has not been fully repaid and the Company and the participant are working together to collect on the loan and satisfy the Company’s obligations to the participant.  The Company has recorded a $203,764 liability on its books as of March 31, 2009 related to this obligation.

NOTE  I - FAIR VALUE MEASUREMENTS

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

Level 3
Significant unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop  itsdevelop its own assumptions about the assumptions that market participants would use in pricing.

Impaired Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at March 31, 2009.  Assets measured at fair value on a nonrecurring basis are included in the table below:

Assets:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$4,207,067		$4,207,067

Other Real Estate Owned -Held for sale	$3,983,069		$3,983,069

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Portions of this report contain “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors.  Such risks and uncertainties include liquidity risks associated with our investor notes payable on demand by the holders, other loans and short-term borrowings, delinquencies in our loan portfolio, capital levels, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. These risks and uncertainties are described in detail in the periodic reports that the Company files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report).  Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this report.  Except as required by law, the Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The information contained in this report pertains to the registrant, KH Funding Company.  References to the “Company”, “KH Funding”, “we”, “our” and “us” refer to KH Funding Company.

Recent Developments

The registration statement declared effective on November 10, 2008 covering the sale of our series 3 and series 4 investor notes expired on April 30, 2009 and needs to be amended to provide current financial information and declared effective by our securities regulators before we can resume our offering.  Until we can recommence selling our investor notes, we believe that our ability to generate funds necessary for operations will be limited.  Although we intend to file an amended registration statement as soon as possible, there can be no assurance as to when this will occur or when our securities regulators will declare it effective.

The Company is in the process of selling all of its Other Real Estate Owned of about $3.98 million and has already listed for sale about $2 million of the properties.  The Company is also aggressively pursuing the collection of $4.21 million in impaired loans on its books at March 31, 2009.  Through these efforts, we hope to raise cash on the non-interest earning assets that we hold, which will be used to make investor redemptions and fund new loans.

Recent Government Actions

In recent months, the United States Congress, the United States Department of the Treasury and various federal regulators have taken steps to control the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  These steps have included the enactment of the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Treasury’s Troubled Asset Relief Program Capital Purchase Plan and Capital Assistance Program, and the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  These laws and programs were intended to stabilize the financial industry, restore confidence in the industry, and ease liquidity concerns so that, among other things, financial institutions will increase their lending efforts, both with respect to consumers and other businesses.  Because our primary business activity is making and purchasing loans, we believe that the success of these initiatives will have an impact on us, although there can be no assurance as to if, when or the extent to which we will see market improvements or any impact on our business and operations.

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

Prior to 2007, our business activities consisted of purchasing mortgage loans (80% of our business) and of originating, acquiring and servicing mortgage loans (20% of our business).  Since 2007, our business activities have been limited to funding existing lines of credit and draw-down loans and otherwise servicing our existing loan portfolio.  To fund our operations and to satisfy our obligations under our outstanding investor notes, including redemption requests, we have traditionally relied on (i) funds received from loan pay-offs, (ii) interest and other fee income received on our loans, and (iii) funds raised through the issuance of interest-bearing debt securities to investors.  However, we were unable to sell any of our investor notes between May 2006 and November 2008 and had only a limited window of selling between November 2008, when our most recent registration statement became effective, and April 30, 2009, when it expired.  While we were unable to sell our investor notes, our operations were funded solely through loan pay-offs, interest and other income received on our loans, and unsecured short-term borrowings.

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

Our business strategy is to grow and enhance our profitability by increasing our portfolio of mortgage and business loans.  We anticipate that the funds necessary to carry through with this strategy will come from our lending activities and proceeds of sales of our investor notes once we have an effective registration statement for such notes.  In addition, we may seek to raise funds through private sales of our capital stock.

Starting in the fourth quarter of 2004, we expanded the distribution for our investor notes by engaging in strategic alliances with several major financial services firms throughout the country.  We currently have a signed selling agreement with a FINRA registered broker-dealer with a network of over 400 registered representatives in the Midwest and West.  These alliances have given us the ability to sell our investor notes through a network of financial intermediaries in defined geographic locations.  Through the middle of 2006, our distribution plan was very successful, establishing close to 700 new investment accounts providing us with over $25,000,000 in funds.  In the first four months of 2006, sales by these broker-dealers established another approximately 522 new investment accounts and provided over $11 million in funds.  We plan to further increase our distribution network, and are currently in negotiations with other FINRA member broker-dealers interested in distributing our investor notes in parts of the United States where we are not currently represented.

As reported elsewhere in this report, our business strategy was significantly hampered starting in the second quarter of 2006 because of our inability to raise funds through the sale of our investor notes because of delays in registering our offering of such notes.  Our most recent registration statement was declared effective on November 10, 2008 but expired on April 30, 2009.  We are working to file an amendment to this registration statement to add the information necessary for us to begin selling again.  There can be no assurance as to when this amendment will be filed or when it will be declared effective by our securities regulators.  Moreover, even if our registration statement is amended and declared effective, there can be no assurance that our offering will be successful or, even if it is, that the proceeds we raise from our offering will allow us to fully implement our business strategy.

Recently, the sub-prime mortgage lending environment has experienced considerable strain from rising delinquencies and liquidity pressures. Several high profile sub-prime mortgage lenders have failed, and these failures have adversely impacted the financial markets and economy in general.  These market conditions have resulted in increased scrutiny of sub-prime lending practices.  Although we make and acquire loans that may be considered “sub-prime loans”, we believe that our exposure to problems in the industry is limited as a result of several factors. First, at March 31, 2009 our sub-prime loans amounted to only $2.79 million, or 8.44% of our total loans.  Second, we believe that we underwrite our sub-prime loans to a higher standard than that employed by some of the more aggressive lenders.  Third, we do not offer or purchase the types of sub-prime loans that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate and purchase have loan to value (“LTV”) ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders.  In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Fourth, we do not generate or purchase high volumes of sub-prime loans, so we are able to look much more closely at the ability of individual borrowers to repay their loans.  In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation.  Notwithstanding the foregoing, we are subject to some exposure to losses because we do carry some sub-prime loans.  For example, if real estate values in our markets continue to decline and our sub-prime borrowers were to default, the collateral securing these loans might not be sufficient to fully repay the loan balances.  This risk applies equally to all of our loans.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note A to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Management believes the following significant accounting policies also are considered critical accounting policies:

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets.  Total assets increased by $0.63 million, from $44.85 million at December 31, 2008 to $45.48 million at March 31, 2009, as a result of the acceptance by the Company of real estate for sale valued at $1.1 million for payment of $0.46 million of default interest due on a loan receivable with the balance of the payment going to notes payable.  The size of our loan portfolio increased $0.04 million ending at $36.90 million.

Liabilities.  Total liabilities increased by $0.49 million, from $45.23 million at December 31, 2008 to $45.72 million at March 31, 2009, as a result of an increase in collateralized notes payable of $0.90 million and a decrease in notes payable of $0.36 million.

Stockholders’ Deficit.  Total stockholders’ deficit decreased by $0.15 million from ($0.38) million at December 31, 2008 to ($0.23) million at March 31, 2009.  The decrease was due to the issuance of $500,000 in common stock with the offsetting net loss of $348,113 and the stock based compensation expense of $4,268.

Past Due Loans.  As of March 31, 2009, we held 20 loans that were more than 90 days past due but still accruing interest, compared to 21 loans as of December 31, 2008.  The total principal and interest due on these loans was $6,675,110, compared to $10,006,949 as of December 31, 2008.  Fifteen of the loans, totaling $6,277,744, are first mortgage loans on which we do not expect to suffer any loss due to the underlying collateral values.  The borrowers under the remaining five loans, totaling $397,366, are making scheduled payments or are expected to continue making payments, and we continue to accrue interest on these loans based on the underlying collateral values and payment histories.  We monitor these loans on a continuous basis.

Non-Accrual Loans.  As of March 31, 2009, there were 18 loans in non-accrual status with an outstanding principal balance totaling $4,207,067, compared to 20 loans as of December 31, 2008 with an outstanding principal balance of $4,293,790.  The majority of these loans are first mortgage loans that management believes are well-collateralized based on recent valuations.  In the event we have to foreclose on any of these loans, we do not expect to recognize any loss in excess of specific reserves associated with the loans.  As of March 31, 2009, we had a specific reserve of $385,059 and a general reserve of $247,600 as part of our total reserve of $632,659 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Three Months Ended March 31, 2009 and 2008

Net interest margin. The average yield earned on loans receivable was 9.43% for the three months ended March 31, 2009 and 10.32% for the three months ended March 31, 2008.  The average rate paid on investor notes decreased to 6.03% for the three months ended March 31, 2009 from 6.91% for the three months ended March 31, 2008, due primarily to a decrease in the contractual rates we are required to pay on investor notes. Overall, the net margin on interest was 3.40% for the three months ended March 31, 2009, compared to 3.41% for the three months ended March 31, 2008.  This net margin is calculated using contractual rates and excludes fee income and expense.  The Company does not expect any further significant decrease in the net margin.

Net Loss.  Net loss for the three months ended March 31, 2009 was $348,113, compared to a net loss of $94,923 for the three months ended March 31, 2008.  The difference was primarily due to a decrease in net interest income, from $1.21 million to $0.81 million, because of a decrease in interest earning assets and an increase in professional fees.

Interest Income.  Total interest income was $811,869 for the three months ended March 31, 2009, compared to $1,214,182 for the same period in 2008.  The decrease in interest income resulted from a decrease in total loan portfolio due to loan payoffs and a lack of loan originations.  The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense.  Interest expense was $734,236 for the three months ended March 31, 2009, and $969,480 for the corresponding period in 2008.  The decrease in interest expense was a result of a reduction in 2008 in interest rates that we pay on our interest-bearing liabilities and a reduction in total investor notes payable due to redemptions during the period.  The interest expense includes the amortization of fees paid to brokers-dealers in prior periods for the sale of our investor notes.

Provision for Loan Losses.  Our provision for loan losses was 33,728 for the three months ended March 31, 2009 and $79,098 for the three months ended March 31, 2008.  These provisions adjusted the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses.  The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income.  We had non-interest income of $22,176 during the three months ended March 31, 2009, compared to $29,669 for the corresponding period in 2008.  The difference was due primarily to an increase in rental income and an offsetting loss on the sale of a fixed asset.

Non-Interest Expense.  We experienced an increase in non-interest expense to $414,195 for the three months ended March 31, 2009 from $290,196 for the three months ended March 31, 2008.  Professional fees, real estate maintenance and offering costs were the major causes of the increases.

Income Taxes.  KH Funding Company has elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $49,900, or 0.11% of total assets, a historically low level, compared to $221,463 at December 31, 2008 (0.49% of total assets) and $88,391 (0.17% of total assets) at March 31, 2008.  During the first three months of 2009, we received approximately $0.53 million in loan payments, which included unscheduled prepayments and payments due at maturity, and we paid approximately $2.42 million to redeem investor notes.  During the same period of 2008, we received approximately $5.84 million in loan payments, and we paid approximately $7.85 million to redeem investor notes.

For the three months ended March 31, 2009, net cash used by operating activities was $77,584, compared to $1,672,024 that was provided by operating activities for the three months ended March 31, 2008.  The primary reason for the decrease was a $1,019,969 reduction in interest receivable on loans in the first quarter of 2008.

For the three months ended March 31, 2009, net cash provided by investing activities was $115,640, compared to $1,482,834 for the same period in 2008.  Cash provided by investing activities for the first quarter of 2009 included $531,461 in principal repayments on loans receivable offset by $270,868 in loans made to borrowers, compared to $5,841,137 in principal repayments on loans receivable and $4,265,201 in offsetting loans made to borrowers for the first quarter of 2008.

For the three months ended March 31, 2009, net cash used in financing activities was $209,619, compared to $3,162,089 for the same period in 2008.  During the 2009 period, net proceeds from the sale of collateralized note payables were $1,103,636 and proceeds from the sale of investor notes were $1,122,803, while investor note redemptions during the same period totaled $2,417,148.

We require cash and cash equivalents to fund and purchase loans and to satisfy redemption requests from holders of our outstanding investor notes.  Historically, our primary sources of funding have been the proceeds from the sale of investor notes, principal and interest payments received on loans receivable and investments, proceeds from the sale of loans and rental income from real estate owned and held for rental.  As discussed elsewhere in this report, we have enjoyed only a limited period of time during the past three years (from November 2008 to April 2009) during which we were able to raise cash for operations through the sale of our investor notes, and this inability to raise significant funds has substantially hampered our business operations and put stresses on the Company, including on its ability to timely meet its redemption and other payment obligations under its investor notes.  Although we are working to file the necessary information with our securities regulators to have our offering reinstated, there can be no guaranty as to when this might occur.  Moreover, although maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

Redemption requests from holders of our one-day and thirty day demand investor notes can cause significant volatility in our cash balances.  Holders of our one-day demand investor notes can request a redemption immediately after investment, and we are required to redeem the note within one day after receiving the request.  Holders of our thirty-day demand investor notes can likewise request a redemption immediately after investment, but we are required to redeem the note within 30 days after receiving the request.  All other types of investor notes are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty.  These features, along with our maximum investment guidelines, were designed to provide us with ample time to satisfy redemption requests.  Under the Indenture related to our outstanding investor notes, we will be in default if we fail to satisfy a redemption request within 30 days of the date set for redemption, unless we obtain a waiver from each of the note holders who have requested redemption.  Upon a default, for so long as such default is continuing, the Indenture Trustee and/or the holders of at least 25% of the principal amount of our outstanding investor notes are permitted, but not required, to accelerate the maturity of all outstanding notes and take other actions permitted by the Indenture.  Such an acceleration would likely require us to liquidate the Company.

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

At March 31, 2009, we held approximately $28.77 million in residential and commercial mortgage loans that we believe could be sold within a short period of time for the purpose of satisfying investor note redemption requests. In the current market, however, we believe that the prices we could obtain on our saleable assets would probably be below par and, therefore, we are instead focusing on selling our non-interest earning assets to satisfy pending investor redemption requests. Further, we held $1.60 million in business line-of-credit loans and second mortgage loans at March 31, 2009, which earn higher yields than the first mortgage loans and that we believe could also be sold, although generally they take longer to sell and are sold at a discount.  It should be noted, however, that the national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market.  These problems have had the effect of decreasing the amount of credit that is available to borrowers.  As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire.

Because of the legal and market factors discussed above, we may not always be able to sell loans or other assets to meet redemption requests within the 30-day grace period.  As of the filing date of this report we were subject to redemption requests with respect to approximately $0.90 million of outstanding investor notes that are within the 30-day grace period for repayment and redemption requests of $1.50 million of outstanding series 3 investor notes that are beyond the 30-day grace period for repayment.  For those notes that are beyond the grace period, we have either obtained waivers from each of the note holders or are working to obtain waivers.  In addition, we are more than 30 days late in satisfying our payment obligations with respect to approximately $1.79 million of our series 3 and series 4 investor notes that have matured.  Accordingly, we are in default under the Indenture. To date, neither the Indenture Trustee, to whom we make regular reports regarding redemption status and late payments, nor the holders of at least 25% of the aggregate amount of outstanding investor notes have notified us that they intend to accelerate all outstanding notes because of this event of default, but, as noted above, they have the ability to do so for so long as our default continues.

The balances of our outstanding investor notes at March 31, 2009 are as follows:

Series 3 Demand Notes	Balance
One Day	$5,230,410
Thirty Day	$10,414,860
Series 3 Fixed Term Notes:
Due within 1 year	$8,652,606
Due in 1 to 3 years	$5,477,512
Due in 3 to 5 years	$6,071,111
Series 4 Fixed Term Notes:
Due within 1 year	$943,410
Due in 1 to 3 years	$330,912
Due in 3 to 5 years	$1,401,717
Subtotal	$38,522,538
Unamortized brokerage costs	(58,607)
Total investor notes, net	$38,463,931

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

Stockholders’ Deficit.  Total stockholders’ equity has decreased as a percentage of total assets over the last nine years, from 10.6% at December 31, 1999 to (0.35%) at March 31, 2009.  During the three-month period ended March 31, 2009, we experienced an operating loss of $348,113 combined with stock issuances of $500,000 resulting in an ending stockholders deficit of ($225,975).  Our Board suspended the payment of cash dividends after the second quarter of 2007 to help maintain sufficient equity levels.

Item 4.  Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2009 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 2008, we received a copy of a complaint that was purportedly filed on October 31, 2008 by Samar Ghadry in Montgomery County, Maryland Circuit Court against us, Prime Global Securities, Inc., Forum Trading Corp., FTC Capital Markets, Inc., FTC Group, Inc., Pension Financial Services, Inc., Martin Angeli, and Sonia Aguirre Pietri De Angeli.  We have since been served with legal process.  This litigation relates to the actions of Martin Angeli, our former Senior Vice President. In her complaint, Ms. Ghadry alleges that she and Mr. Angeli entered into a stock selling agreement whereby Mr. Angeli agreed to sell securities for her at $2.00 per share, but actually sold them at $2.50 per share and retained the excess, which amounted to $864,298.20.  Although Ms. Ghadry alleges that we were also a party to this stock selling agreement, we have no knowledge of any such agreement nor was any officer of KH Funding authorized to execute such an agreement on our behalf.  Ms. Ghadry further alleges that Mr. Angeli caused these excess funds to be wired to an investor account at KH Funding held by his mother, Sonia Aguirre Pietri De Angeli, and then to an account at another institution also held by his mother, thereby depriving Ms. Ghadry of these funds.  Ms. Ghadry alleges that Mr. Angeli forged her signature on the initial wire authorization and that one of our employees notarized that signature, and that our actions, or failures to act, with respect to these wire transactions and our supervision of Mr. Angeli make us liable to her.  The wire transaction report we received did not indicate the account for which the funds were earmarked, but because Mr. Angeli had apprised us that his mother intended to make this investment we relied on him for confirmation of the wire and deposited the funds into his mother’s account.  Although we subsequently confirmed that the wire instructions did in fact reference the account of Mr. Angeli’s mother, we have also learned that the instructions seem to indicate that the funds were intended for further credit to Ms. Ghadry.  We have been unable to confirm any of these allegations or that any wrongdoing actually took place.  Ms. Ghadry’s claims against us include breach of contract, fraud, breach of fiduciary duty, conversion, negligent supervision, negligence, re-credit of account for unauthorized transfers, aiding and abetting conversion, aiding and abetting fraud, and aiding and abetting breach of fiduciary duty.  Ms. Ghadry seeks compensatory damages from us in the amount of $864,298.20 and punitive damages from us in the amount of $5.0 million, plus costs and interest.  We believe that we have strong defenses to these claims and intend to vigorously defend this lawsuit, although we cannot predict the outcome of this litigation or its financial impact on us.  We have insurance policies in place that we believe would provide coverage for up to $3.0 million, but there can be no assurance that our policies will cover any or all of these claims.

We are at times, in the ordinary course of business, a party to legal actions normally associated with a lending institution.  Management does not believe that any pending normal course litigation is likely to have a material adverse impact on us.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Defaults Upon Senior Securities

The information required by this item is contained in Item 2 of Part I of this report under the heading “Liquidity and Capital Resources” and is incorporated by reference herein.

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

KH FUNDING COMPANY
(Registrant)

Dated: May 20, 2009	/s/ Robert L. Harris
Robert L. Harris
President, Chief Executive Officer, and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).