Form 10-Q
period 2009-06-30
KH FUNDING CO
filed 2009-08-13
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,074,981 shares, par value $.01 per share, of common stock outstanding as of June 30, 2009.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

KH FUNDING COMPANY
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash	$1,697	$221,463
Loans receivable, less allowance for loan losses of $743,565 (June 30, 2009) and $659,242 (December 31, 2008)	35,883,895	36,860,118
Accrued interest receivable	2,179,516	2,155,100
Other receivables	403,880	542,718
Prepaid expenses	191,053	219,458
Property and equipment – net	61,993	101,070
Real estate owned:
Rental property	1,910,769	2,079,374
Held for sale	4,590,110	2,652,069
Other assets	15,988	15,988

Total Assets	$45,238,901	$44,847,358

Liabilities and Stockholders’ Deficit

Liabilities
Notes and accrued interest payable	$38,648,499	$38,828,923
Other loans payable	24,942	92,408
Accounts payable and accrued expenses	295,670	42,705
Escrows and security deposits	82,234	81,115
Long-term liabilities	49,566	50,857
Loans sold with recourse	4,426,795	4,454,698
Collateralized notes payable	2,513,051	1,678,782

Total Liabilities	46,040,757	45,229,488

Stockholders’ Deficit
Common stock (5,000,000 shares authorized; 3,074,981 shares (June 30, 2009) and 2,574,981 shares (December 31, 2008) issued and outstanding, $0.01 par value)	30,750	25,750
Paid-in capital	1,955,505	1,448,738
Accumulated deficit	(2,602,661)	(1,671,168)
Subscription note receivable	(185,450)	(185,450)

Total Stockholders’ Deficit	(801,856)	(382,130)

Total Liabilities and Stockholders’ Deficit	$45,238,901	$44,847,358

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$795,211	$1,052,310	$1,607,078	$2,266,447
Interest on bank accounts	-	33	2	78
Total interest income	795,211	1,052,343	1,607,080	2,266,525

Interest Expense
Interest and fees on notes	623,057	754,139	1,220,152	1,623,916
Interest on other loans	-	14,740	-	106,375
Interest on collateralized notes payable and loans sold with recourse	137,515	103,593	274,656	111,661
Total interest expense	760,572	872,472	1,494,808	1,841,952
Net interest income	34,639	179,871	112,272	424,573
Provision for Loan Losses	319,310	75,000	353,038	154,098
Net Interest (Expense) Income after Provision for Loan Losses	(284,671)	104,871	(240,766)	270,475

Non-interest Income
Rental income	37,373	26,613	69,575	49,043
Gain (loss) on sale of real estate owned	13,648	(4,732)	13,648	(4,472)
Loss on the sale of property and equipment	-	-	(10,906)	-
Other	219	1,336	1,099	8,575
Total non-interest income	51,240	23,217	73,416	52,886

Non-interest Expense
Salaries and wages	84,247	81,559	162,328	168,436
Professional fees	119,695	54,573	268,301	104,532
Offering costs	30,282	39,423	78,604	72,203
Administration	12,794	32,971	24,950	49,674
Real estate maintenance	20,414	34,206	62,712	55,378
Insurance	15,180	21,526	28,224	38,631
Depreciation	18,627	14,709	36,614	30,339
Rent	28,399	28,097	59,603	57,916
Bank charges	10,685	13,038	23,657	26,793
Stock based compensation	7,498	4,268	11,767	7,792
Other	2,127	1,698	7,383	4,570
Total non-interest expense	349,948	326,068	764,143	616,264
Net Loss	$(583,379)	$(197,980)	$(931,493)	$(292,903)
Basic and diluted loss per share	$(0.19)	$(0.08)	$(0.31)	$(0.11)
Cash dividends paid per common share	-	-	-	-

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008

	Common Stock				Subscription	Total Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Note Receivable	Equity (Deficit)

Balances at January 1, 2008	2,724,981	$27,250	$1,730,911	$(533,645)	$(185,450)	$1,039,066

Stock Redemptions	(150,000)	(1,500)	(298,500)			(300,000)
Stock Based Compensation Expense			7,792	–	–	7,792

Net loss for period ended June 30, 2008	–	–	–	(292,903)	–	(292,903)

Balances at June 30, 2008	2,574,981	$25,750	$1,440,203	$(826,548)	$(185,450)	$453,955

Balances at January 1, 2009	2,574,981	$25,750	$1,448,738	$(1,671,168)	$(185,450)	$(382,130)

Stock Issued	500,000	5,000	495,000	–	–	500,000
Stock Based Compensation Expense			11,767			11,767

Net loss for period ended June 30, 2009	–	–	–	(931,493)	–	(931,493)

Balances at June 30, 2009	3,074,981	$30,750	$1,955,505	$(2,602,661)	$(185,450)	$(801,856)

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2009	2008
Cash from Operating Activities
Net loss	$(931,493)	$(292,903)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Depreciation	36,614	30,339
Amortization of loan fees	(10,992)	(14,608)
Provision for loan losses	353,038	154,098
(Gain) loss on sale of real estate owned	(13,648)	4,732
Loss on sale of property and equipment	10,906	-
Stock based compensation expense	11,767	7,792
Changes in Operating Assets and Liabilities
Accrued late charges	(69,718)	(10,257)
Prepaid expenses	10,502	22,676
Accrued interest receivable	(579,241)	1,073,347
Interest payable (included in notes payable)	718,955	1,016,912
Accounts payable and accrued expenses	252,965	95
Prepaid offering costs	17,903	(5,108)
Deferred loan origination costs	6,000	6,900
Unamortized brokerage fees	23,808	32,750
Long term lease liability	(1,291)	5,257
Prepaid loan expenses	51,000	51,297
Net Cash (Used in) Provided by Operating Activities	(112,925)	2,083,319

Cash Flows from Investing Activities
Principal repayments from borrowers	772,538	9,291,650
Loans made to borrowers	(356,462)	(5,199,922)
Receivable for participation loan	-	(451,000)
Net other receivable	(106,403)	(52,785)
Proceeds from sale of property and equipment	10,000	-
Proceeds from sale of real estate owned	64,589	16,151
Payments on other real estate owned	(2,649)	(12,810)
Net Cash Provided by Investing Activities	381,613	3,591,284

Cash Flows from Financing Activities
Proceeds from investor notes	1,504,267	980,692
Principal payments on investor notes	(3,026,712)	(11,191,349)
Proceeds from loans sold with recourse	-	4,438,611
Principal payments on loans sold with recourse	(27,903)	-
Proceeds from collateralized notes payable	1,043,945	-
Other loans payable	24,942	493,331
Redemption of common stock	-	(300,000)
(Increase) decrease in escrows and security deposits	(6,993)	17,714
Net Cash Used in Financing Activities	(488,454)	(5,561,001)

Net (Decrease) Increase in Cash	(219,766)	113,602

Cash Balance, beginning of period	221,463	95,622

Cash Balance, end of period	$1,697	$209,224

Supplemental Cash Flow Information:
Interest paid	$440,695	$825,040
Transfer of loans to real estate owned	$750,252	$1,031,280
The accompanying notes are an integral part of these statements.

KH Funding Company
Notes to Interim Financial Statements
For the Six Months Ended June, 2009 and 2008
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of KH Funding Company (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the Company’s industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at June 30, 2009, the results of operations for the three- and six-month periods ended June 30, 2009 and 2008, changes in stockholders’ (deficit) equity for the six-month periods ended June 30, 2009 and 2008, and cash flows for the six-month periods ended June 30, 2009 and 2008, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2008 were derived from audited financial statements.  The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Further, in connection with preparation of the financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date through August 13, 2009.   No significant subsequent events were identified which would affect the presentation of the financial information.

The financial statements contemplate continuation of the Company as a going concern.  As discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company experienced significant delays starting in the second quarter of 2006 in obtaining an effective registration statement covering the offer and sale of its investor notes.  The Company’s most recent registration statement, covering the offer and sale of an aggregate of $250 million of our Series 3 Secured Notes and Series 4 Unsecured Notes, was declared effective by the Securities and Exchange Commission (the “SEC”) and by the Maryland Division of Securities on November 10, 2008 but expired on April 30, 2009.  Accordingly, the Company enjoyed only a limited period during the last three years during which it was able to publicly offer and sell its investor notes and raise funds for operations.  As a result, there is a significant risk that the Company may have difficulty meeting its future liquidity needs.  The Company requires cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses.  Although the Company anticipates that it will continue to receive unscheduled and scheduled loan payments on a going-forward basis, it is doubtful that these funds, alone, can meet the Company’s cash needs.  The Company intends to take steps necessary to update its most recent offering prospectus and recommence its offering efforts, but there can be no assurance as to when, if at all, this will happen.  Additionally, stockholders’ deficit at June 30, 2009 has increased to (1.76%) of total assets, which the Company believes to be inadequate to fully protect it against potential losses.  Accordingly, because both future income from loans and cash needed for operations, including investor note redemptions, are uncertain and because the Company cannot predict if or when it will recommence offering its investor notes to the public, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Loss Per Share

Basic loss per share is computed by dividing net losses incurred by the Company by the weighted-average number of common shares outstanding.  Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period.  As of June 30, 2009 and June 30, 2008, the Company had outstanding stock options to purchase 241,250 and 241,250 shares of common stock, respectively.  All options were excluded from the computation of dilutive loss per share as their effect would have been anti-dilutive.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Basic:
Net loss (attributable to common stock)	$(583,379)	$(197,980)	$(931,493)	$(292,903)
Weighted average common shares outstanding	3,074,981	2,574,981	3,014,208	2,574,981
Basic loss per share	$(0.19)	$(0.08)	$(0.31)	$(0.11)

Diluted:
Net loss (attributable to common stock)	$(583,379)	$(197,980)	$(931,493)	$(292,903)
Weighted average common shares outstanding	3,074,981	2,574,981	3,014,208	2,574,981
Dilutive effect of stock options	-	-	-	-

Weighted average common shares outstanding-diluted	3,074,981	2,574,981	3,014,208	2,574,981
Diluted loss per share	$(0.19)	$(0.08)	$(0.31)	$(0.11)

Income Taxes

The Company has elected under Subchapter S of the Internal Revenue Code to be treated as an “S Corporation” for tax purposes.  Accordingly, items of income and loss are taxed to the Company’s stockholders and no provision for income taxes is necessary in the financial statements.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost.  FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. As of the date of these financial statements, the Company does not have any instruments outstanding that would be subject to FSP APB 14-1, but any instruments that it may issue in the future will be subject to this pronouncement.

In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock " (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company has concluded that application of EITF 07-5 does not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 requires the disclosure of the date through which a company has evaluated subsequent events occurring after the balance sheet date of the financial statements and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS 165 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on our financial statements.  The Company has included the information required by this standard in Note 1.

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of SFAS 162.  SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”.  The Board’s objective in issuing SFAS 167 is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not believe the adoption of SFAS 167 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”.  The Board’s objective in issuing SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   The Company does not believe the adoption of SFAS 166 will have a material impact on the Company’s financial statements.

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

Impaired Loans

Under the provisions of SFAS 114 and 118, “Accounting by Creditors for Impairment of a Loan”, a loan is considered impaired (or nonaccrual) if it is probable that the Company will not collect all principal and interest payments according to the loan’s contracted terms.  The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	June 30, 2009	December 31, 2008
	(unaudited)
Total recorded investment in impaired loans	$4,248,063	$4,043,791
Amount of that recorded investment for which there is a related allowance for loan losses	$2,742,015	$1,691,398
Amount of related allowance for loan losses associated with such investment	$527,933	$448,298
Amount of that recorded investment for which there is no related allowance for loan losses	$1,506,048	$2,352,393

	For the six months ended June 30, 2009	For the year ended December 31, 2008
(unaudited)
Average recorded investment in impaired loans during period	$4,145,927	$2,949,641
Related amount of interest income recognized within period when loans were impaired	$–	$–
Amount of income recognized using cash basis during time within period that loan was impaired	$–	$–

At June 30, 2009 and December 31, 2008, the Company had loans of $11,580,208 and $10,006,949, respectively, which were more than 90 days past due and for which the Company continues to accrue interest.  The Company believes that these loans are adequately secured and that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
	(unaudited)	(unaudited)
Beginning balance	$659,297	$495,480
Provision for loan losses	435,085	154,098
Loans charged off	(350,817)	(57,454)
Ending balance	$743,565	$592,124

NOTE D—RELATED PARTY TRANSACTIONS

Included in notes receivable at June 30, 2009 and December 31, 2008, are 12 notes totaling $11,124,942 and 12 notes totaling $10,788,498, respectively, from officers, stockholders and entities controlled by a stockholder.  These notes all have annual maturities and are due in full on the maturity date unless extended by the Company.  The interest rates on these notes range between 5.99% and 12.5%. The majority (94.2%) of these notes receivable were due from one stockholder and its related interests, who owed $10,482,557 as of June 30, 2009.

Included in the notes receivable at June 30, 2009 and December 31, 2008 are six loans in the amount of $10.48 million and $10.19 million, respectively, to a trust for the benefit of a significant stockholder.  The proceeds of these loans were used to purchase real estate which serves as security for the loans.  The Company holds a first or second lien position with respect to the collateral securing approximately $9.75 million of these loans as well as other real and personal collateral for June 30, 2009 and December 31, 2008, respectively.  The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance.

Included in the notes payable and other loans payable balances at June 30, 2009 and December 31, 2008, are 53 notes totaling $6,747,330 and 56 notes totaling $7,163,483, respectively, which are held by officers and stockholders.  These notes were issued at the rates in effect for the applicable terms selected as of the date the notes were issued.

There is an interest-only demand note receivable of $185,450 included in other receivables, shown on the balance sheet at June 30, 2009 and December 31, 2008 as contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company, which secure the loan.  The interest rate on this loan is 7%.  At June 30, 2009 and December 31, 2008, all payments under this loan had been timely made and there was no accrued interest receivable on this loan.

Management believes that all of the above transactions were consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with persons unrelated to the Company.

During the six months ended June 30, 2008, the Company purchased 150,000 shares of its common stock held by Robert L. Harris, Chief Executive Officer and President, at $2.00 per share for a total of $300,000.

NOTE E—STOCK BASED COMPENSATION

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

No stock options were granted during the six months ended June 30, 2009 or 2008.  The Company accrues related compensation expenses as its options vest in accordance with SFAS 123(R), “Share-Based Payment”.  The Company recognized stock-based compensation expense of $11,767 and $7,792 during the six months ended June 30, 2009 and 2008, respectively, from the vesting of stock options issued in earlier periods.  Stock-based compensation does not include any expense related to stock or stock options granted to directors as no such grants were awarded or earned during the six months ended June 30, 2009 and 2008.

A summary of stock option activity during the six months ended June 30, 2009 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	241,250	$2.39		$-
Granted	–
Exercised	–
Forfeited or expired	–			-

Outstanding at June 30, 2009	241,250	2.39	0.84	-

Exercisable at June 30, 2009	241,250	2.29	0.69	-

Warrants

In January 2009 the Company issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.00 per share.  These warrants were issued in connection with the private placement of 500,000 shares of common stock at $1.00 per share in January 2009.  In this private placement, one warrant was issued for each two shares of common stock sold.  The warrants expire in January 2014.  These warrants represent the only warrants outstanding at June 30, 2009 and their issuance is the only warrant activity for the six months then ended.  There were no warrants outstanding at June 30, 2008, nor was there any warrant activity for the six months then ended.

NOTE F—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

The Company enters into off-balance sheet arrangements in the normal course of its business. These arrangements consist primarily of lines-of-credit and draw-type loans. At June 30, 2009, the Company had $4.88 million in loans of this type.  The unused or unfunded amount on these types of loans totaled $0.84 million as of June 30, 2009.

NOTE G — COLLATERALIZED NOTES PAYBLE

The Company borrows funds through the issuance of notes payable which are collateralized by other real estate owned.  The following table lists the collateralized notes which are outstanding at June 30, 2009:

	Interest rate	Due Date	Amount Owed	Payment Terms
	10.00%	6/1/2009	$207,000	Balance at 3/31/09 $200,000 with monthly interest only payments due 1st of each month.
	10.00%	6/1/2009	207,000	Interest only payments due 1st of each month.
	10.00%	6/1/2009	205,086	Interest only payments due 1st of each month.
	8.00%	9/4/2009	100,000	Interest only payments due 1st of each month.
	10.00%	12/31/2009	200,000	Interest only payments due monthly.
	10.00%	12/31/2009	125,000	Interest only payments due monthly.
	10.00%	12/31/2009	200,000	Interest only payments due monthly.
	7.5%	3/1/2010	488,000	Monthly payment of $6,000 principal plus interest earned
	7.5%	6/25/2010	200,000	Interest accrued with principal curtailments as requested
	7.5%	1/31/2010	580,965	Interest accrued with principal curtailments as requested
Total Collateralized Notes Payable			$2,513,051

NOTE H— LOAN PARTICIPATIONS SOLD WITH RECOURSE

From time to time, the Company sells participation interests in its loans. The participation interests are typically sold with recourse to the Company (the Company’s repurchase obligations are due on demand if the loan defaults) and the agreements typically provide for limited liability on the part of the holder of the participation interest.  During the period ended June 30, 2008, the Company entered into two such participation agreements and received a total of $2.99 million and paid down one existing participation agreement in the amount of $8,464.  During the period ended June 30, 2009, the Company paid down its existing agreements in the amount of $27,903 and did not enter into any additional agreements.  The details of the Company’s existing participation agreements are as follows.

Interest Rate	Date Due	Amount owed	Payment Terms

12.50%	10/24/2008	$203,764	Interest only payment monthly

10.00%	6/1/2010	451,000	Interest only payment monthly

12.50%	6/1/2010	889,000	Interest only payment monthly

9.04%	1/1/2011	2,492,929	Interest and principal payment monthly

10.00%	1/1/2011	390,102	Interest and principal payment monthly

Total Loans Sold with Recourse		$4,426,795

On October 24, 2007, the Company sold a loan participation with recourse, in the amount of $261,764, which was to be repaid upon the earlier of October 24, 2008 or the date of the collection of the loan.  The loan has not been fully repaid and the Company and the participant are working together to collect on the loan and satisfy the Company’s obligations to the participant.  The Company has recorded a $203,764 liability on its books as of June 30, 2009 related to this obligation.

NOTE  I—FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurement”, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined in terms of those inputs as follow:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Significant inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3
Significant un    observable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Impaired Loans

The Company does not record loans at fair value on a recurring basis however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair values of impaired loans are estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at June 30, 2009.  Assets measured at fair value on a nonrecurring basis are included in the table below:

Assets:	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$4,248,063	-	$4,248,063	-

Other Real Estate Owned -Held for sale	$4,590,110	-	$4,590,110	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Portions of this report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors.  Such risks and uncertainties include liquidity risks associated with our investor notes payable on demand by the holders, other loans and short-term borrowings, delinquencies in our loan portfolio, capital levels, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. These risks and uncertainties are described in detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2008.  Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this report.  Except as required by law, KH Funding Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

Prior to 2007, our business activities consisted primarily of purchasing mortgage loans (approximately 80% of our business) and of originating, acquiring and servicing mortgage loans (approximately 20% of our business).  Since 2007, our business activities have been limited to funding existing lines of credit and draw-down loans and otherwise servicing our existing loan portfolio.  To fund our operations and to satisfy our obligations under our outstanding investor notes, including redemption requests, we have traditionally relied on (i) funds received from loan pay-offs, (ii) interest and other fee income received on our loans, and (iii) funds raised through the issuance of interest-bearing debt securities to investors.  However, during the last three years we enjoyed only a six-month window of opportunity during which we were able to publicly offer and sell our investor notes and, thus, raise much-needed cash, as our most recent registration statement was declared effective on November 10, 2008 and expired on April 30, 2009.  During this time, our operations have been funded solely through loan pay-offs, interest and other income received on our loans, and unsecured short-term borrowings.

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

Starting in the fourth quarter of 2004, we expanded the distribution for our investor notes by engaging in strategic alliances with several major financial services firms throughout the country.  We currently have a signed selling agreement with a FINRA registered broker-dealer with a network of over 400 registered representatives in the Midwest and West.  In the past, these alliances have given us the ability to sell our investor notes through a network of financial intermediaries in defined geographic locations.  Through the middle of 2006, our distribution plan was very successful, establishing close to 700 new investment accounts providing us with over $25,000,000 in funds.  In the first four months of 2006, sales by these broker-dealers established another approximately 522 new investment accounts and provided over $11 million in funds.  If and when we are able to recommence our public offering efforts, we plan to further increase our distribution network including in parts of the United States where we are not currently represented.

Our net income depends largely upon our net interest income, which is the difference between interest income we earn from our loans and investments, referred to as interest-earning assets, and interest expense that we pay on investor notes and other borrowed funds, referred to as interest-bearing liabilities. Our net interest income may be affected by general economic conditions, policies established by regulatory authorities and competition.  The Company’s overall business strategy is to grow and enhance our profitability by increasing our portfolio of mortgage and business loans.  In addition, we may seek to raise funds through private sales of our capital stock.  As noted above, however, our ability to raise funds for operations during the past three years has been very limited.

As previously reported, the Company is in the process of selling a major portion of its Other Real Estate Owned, which had a carrying value of about $5.68 million at June 30, 2009, and has already listed for sale about $3.57 million of these properties.  The Company is also aggressively pursuing the collection of $4.25 million in impaired loans on its books at June 30, 2009.  Through these efforts, the Company hopes to raise cash to fund operations, including satisfying investor note redemption requests, and to provide the cash needed to renew our investor note offering efforts.  There can be no assurance, however, as to when or if we will be successful in raising cash from the sale of these assets or renewing our public offering efforts.  Moreover, even if our public offering efforts are renewed, there can be no assurance that our offering will be successful or, even if it is, that the proceeds we raise from our offering will allow us to fully implement our business strategy.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets.  Total assets increased by $0.39 million, from $44.85 million at December 31, 2008 to $45.24 million at June 30, 2009.  The size of our loan portfolio decreased by $0.98 million ending at $35.88 million.  The increase in total assets resulted primarily from our sale of 500,000 shares of common stock during the first quarter of 2009.

Liabilities.  Total liabilities increased by $0.81 million from $45.23 million at December 31, 2008 to $46.04 million at June 30, 2009.  The net increase was primarily due to a $0.83 million increase in collateralized notes payable for loans against Other Real Estate Owned.

Deficit.  Total stockholders’ deficit increased by $0.42 million from $(0.38) million at December 31, 2008 to $(0.80) million  at June 30, 2009.  The increase was due to a net loss of $0.93 million offset by the sale of 500,000 shares of common stock at $1.00 per share.

Past Due Loans.  At June 30, 2009, we held 27 loans that were more than 90 days past due but still accruing interest, compared to 21 at December 31, 2008.  The total principal and interest due on these loans was $11.58 million at June 30, 2009, compared to $10.01 million at December 31, 2008.  Twenty-one of the loans, totaling $6.88 million, are first mortgage loans on which we do not expect to suffer any loss due to the underlying collateral values.  The borrowers under six of the remaining loans, totaling $0.58 million, are making scheduled payments.  One loan, totaling $4.12 million, is expected to start paying current interest.  We continue to accrue interest on these loans based on the underlying collateral values and payment histories.  We monitor these loans on a continuous basis.

Non-Accrual Loans.  At June 30, 2009, there were 17 loans in non-accrual status with an outstanding principal balance totaling $4.25 million, compared to 20 loans at December 31, 2008 with an outstanding principal balance of $4.04 million.  The majority of these loans are first mortgage loans that management believes are well-collateralized based on recent valuations.  In the event we have to foreclose on any of these loans, we do not expect to recognize any loss in excess of specific reserves associated with the loans.  As of June 30, 2009, we had a specific reserve of $527,933 and a general reserve of $215,632 as part of our total reserve of $743,565 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Six Months Ended June 30, 2009 and 2008

Net interest margin. The average yield earned on loans receivable was 9.48% for the six months ended June 30, 2009 and 10.02% for the six months ended June 30, 2008.  The average rate paid on investor notes decreased to 6.06% for the six months ended June 30, 2009 from 6.78% for the six months ended June 30, 2008.  Overall, the net margin on interest increased to 3.42% for the six months ended June 30, 2009, from 3.24% for the six months ended June 30, 2008.  This net margin is calculated using contractual rates and excludes fee income and expense.  The calculation also excludes interest expense associated with Collateralized Notes Payable and Loans Sold with Recourse.

Net Loss.  Net loss for the six months ended June 30, 2009 was $931,493, compared to a net loss of $292,903 for the six months ended June 30, 2008.  The difference was primarily due to a decrease in net interest income during the 2009 period when compared to the 2008 period because of a decrease in interest earning assets as a direct result of our limited ability to raise funds through the public sale of our investor notes.  In addition, we had an increase in our provision for loan losses.

Interest Income.  Total interest income was $1.61 million for the six months ended June 30, 2009, compared to $2.27 million  for the same period in 2008.  The decrease in interest income was due primarily to a decrease of $0.66 million in interest earned on loans between the two periods because a significant amount of our higher-rate loans have paid off.  The decrease in interest earned on loans also resulted from a decline in our loans receivable portfolio due to normal payoffs and a lack of loan originations and purchases.  Interest income includes loan and fee income and interest earned on bank investments and marketable securities.

Interest Expense.  Interest expense was $1.49 million for the six months ended June 30, 2009, and $1.84 million for the corresponding period in 2008.  The decrease in interest expense was a result of a decrease in total investor notes payable due to increased redemptions during the period when compared to the same period of last year.  The interest expense includes the amortization of fees paid to brokers-dealers in prior periods for the sale of investor notes.

Provision for Loan Losses.  Our provision for loan losses was $353,038 for the six months ended June 30, 2009, compared to $154,098 for the six months ended June 30, 2008.  These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses.  The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income.  We had non-interest income of $73,416 during the six months ended June 30, 2009, compared to $52,886 for the corresponding period in 2008.  The increase was primarily due to increased rental income during the six months ended June 30, 2009 and a gain on the sale of real estate owned during the same period.

Non-Interest Expense.  Non-interest expense increased to $764,143 for the six months ended June 30, 2009 from $616,264 for the six months ended June 30, 2008.  The increase was due to larger legal and accounting fees that were recognized during the six-month period ended June 30, 2009.

Income Taxes.  We have elected to be treated as a Subchapter S corporation under the Internal Revenue Code and, accordingly, no income tax expense appears in our financial statements.

Comparison of Operating Results for Three Months Ended June 30, 2009 and 2008

Net interest margin. The average yield earned on loans receivable was 9.53% for the three months ended June 30, 2009 and 9.69% for the three months ended June 30, 2008.  The average rate paid on investor notes decreased to 6.08% for the three months ended June 30, 2009 from 6.64% for the three months ended June 30, 2008, due primarily to a decrease in the contractual rates we are required to pay on investor notes. Overall, the net margin on interest increased to 3.45% for the three months ended June 30, 2009, from 3.05% for the three months ended June 30, 2008.  This net margin is calculated using contractual rates and excludes fee income and expense.  The calculation also excludes interest expense associated with Collateralized Notes Payable and Loans Sold with Recourse.

Net Loss.  Net loss for the three months ended June 30, 2009 was $583,379 compared to a net loss of $197,980 for the three months ended June 30, 2008.  The difference was primarily due to a decrease in net interest income during the 2009 period when compared to the 2008 period because of a decrease in interest earning assets, as a direct result of our limited ability to raise funds through the public sale of our investor notes, and a reduced net margin.

Interest Income.  Total interest income was $795,211 for the three months ended June 30, 2009, compared to $1,052,343 for the same period in 2008.  The decrease in interest income resulted from a decrease in loans receivable portfolio due to normal payoffs and a lack of loan originations and purchases.  The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense.  Interest expense was $760,572 for the three months ended June 30, 2009 and $872,472 for the corresponding period in 2008.  The decrease in interest expense was due to a reduction in total Investor notes payable due to redemptions.  The interest expense includes the amortization of fees paid to brokers-dealers in prior periods for the sale of investor notes.

Provision for Loan Losses.  Our provision for loan losses was $319,310 for the three months ended June 30, 2009 and $75,000 for June 30, 2008.  These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses.  The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest Income.  We had non-interest income of $51,240 during the three months ended June 30, 2009, compared to  $23,217 for the corresponding period in 2008.  The difference was primarily due to a gain from the sale of other real estate owned and  increased rental income during the period ended June 30, 2009 when compared to the same period of 2008.

Non-Interest Expense.  We experienced an increase in non-interest expense to $349,948 for the three months ended June 30, 2009 from $326,068 for the three months ended June 30, 2008.  Decreases in offering costs, administration expense, real estate maintenance and insurance were offset by an increase in professional fees during the period ended June 30, 2009 when compared to the same period of 2008.

Income Taxes.  We have elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $1,697 (.004% of total assets), a historically low level, compared to $221,463 at December 31, 2008 (0.50% of total assets) and $209,224 (0.43% of total assets) at June 30, 2008.  During the first six months of 2009, we received approximately $0.77 million in loan payments, which included unscheduled prepayments and payments due at maturity, and we paid approximately $3.03 million to redeem investor notes.

For the six months ended June 30, 2009, net cash used by operating activities was $112,925, compared to $2,083,319 that was provided by operating activities for the six months ended June 30, 2008.  The primary reasons for the decrease were a $931,493 net loss for the period and an increase of $579,241 in interest receivable on loans for the six months ended June 30, 2009.

For the six months ended June 30, 2009, net cash provided by investing activities was $381,613, compared to $3,591,284 for the same period in 2008.  Cash provided by investing activities for the six months ended June 30, 2009 included $772,538 in principal repayments on loans receivable offset by $356,462 in loans made to borrowers, compared to $9,291,650 in principal repayments on loans receivable and $5,199,922 in offsetting loans made to borrowers for the six months ended June 30, 2008.

For the six months ended June 30, 2009, net cash used in financing activities was $488,454, compared to $5,561,001 for the same period in 2008.  During the 2009 period, net proceeds from the sale of collateralized note payables were $1,043,945 and proceeds from the sale of investor notes were $1,504,266, while investor note redemptions during the 2009 period totaled $3,026,712.

We require cash and cash equivalents to fund and purchase loans and to satisfy redemption requests from holders of our outstanding investor notes.  Historically, our primary sources of funding have been the proceeds from the sale of investor notes, principal and interest payments received on loans receivable and investments, proceeds from the sale of loans and rental income from real estate owned and held for rental.  As discussed above, we have enjoyed only a limited period of time during the past three years (from November 2008 to April 2009) during which we were able to raise cash for operations through the sale of our investor notes, and this inability to raise significant funds has substantially hampered our business operations and put stresses on the Company, including on its ability to timely meet its redemption and other payment obligations under its investor notes.  Although we intend to  file the necessary information with our securities regulators to recommence our public offering efforts, this process can require significant time and cash resources so there can be no guaranty as to when, if at all, this might occur.  Moreover, although maturities and scheduled amortization of loans receivable and investments are predictable sources of funds, the sale and redemption of investor notes and mortgage loan prepayments are greatly influenced by interest rate trends, economic conditions and competition.

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

At June 30, 2009, we held approximately $28.02 million in residential and commercial mortgage loans that we believe could be sold within a short period of time for the purpose of satisfying investor note redemption requests.  However, in the current economic market, we believe the price we could obtain for these loans would be below their par values.  Accordingly, we are instead focused on selling non-interest earning assets, such as our Other Real Estate Owned, to satisfy pending investor redemption requests.  We held $1.35 million in second mortgage loans at June 30, 2009, which earn higher yields than the first mortgage loans and that we believe could also be sold, although generally they take longer to sell and are sold at a discount.  There can be no assurance that our efforts will be successful, as the national and local economies and, specifically, the real estate market, have significantly weakened during the past two years due in large part to the widely-reported problems in the sub-prime mortgage loan market and the resulting global banking crisis.

Because of the legal and market factors discussed above, we may not always be able to sell loans or other assets to meet redemption requests within the 30-day grace period.  As of June 30, 2009, we were subject to redemption requests with respect to approximately $0.35 million of outstanding investor notes that are within the 30-day grace period for payment.  Further, we were subject to redemption requests with respect to approximately $3.87 million of outstanding investor notes that are beyond the 30-day grace period for payment.  For those notes that are beyond the grace period, we have either obtained waivers from each of the note holders or are working to obtain waivers.  Because there are some notes for which we have not yet obtained waivers, we are in default under the Indenture. To date, neither the Indenture Trustee, to whom we make regular reports regarding redemption status and late payments, nor the holders of at least 25% of the aggregate amount of outstanding investor notes have notified us that they intend to accelerate all outstanding notes because of this event of default, but, as noted above, they have the ability to do so for so long as our default continues.  (Jim to update above highlighted information.)

The balances of our outstanding investor notes at June 30, 2009 are as follows:

Series 3 Demand Notes	Balance
One Day	$5,224,400
Thirty Day	$10,433,865
Series 3 Fixed Term Notes:
Due within 1 year	$8,815,626
Due in 1 to 3 years	$5,623,807
Due in 3 to 5 years	$6,081,992
Series 4 Fixed Term Notes:
Due within 1 year	$975,199
Due in 1 to 3 years	$337,213
Due in 3 to 5 years	$1,205,104

Subtotal	$38,697,206
Unamortized brokerage costs	(48,707)
Total investor notes, net	$38,648,499

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

Stockholders’ Deficit.  Total stockholders’ equity has decreased as a percentage of total assets over the last seven years, from 10.6% at December 31, 1999 to a deficit of (1.76)% at June 30, 2009.  During the six-month period ended June 30, 2009, we experienced an operating loss of $931,433 combined with stock issuances of $500,000 resulting in an ending stockholders deficit of $801,856.

Sub-Prime Loans and Lending.  Recently, the sub-prime mortgage lending environment has experienced considerable strain from rising delinquencies and liquidity pressures, as well as the banking, investment and other practices of the industry in respect of sub-prime mortgage loans.  Several high profile sub-prime mortgage lenders have failed, and these failures have had a very materal, adverse impact on the financial markets and economy in general.  In fact, these problems in the sub-prime market have been largely responsible for a global economic recession and banking crisis.  Although we make and acquire loans that may be considered “sub-prime loans”, we believe that our exposure to problems in the industry is limited as a result of several factors. First, at June 30, 2009 our sub-prime loans amounted to only $2.47 million, or 7.71% of our total loans.  Second, we believe that we underwrite our sub-prime loans to a higher standard than that employed by some of the more aggressive lenders.  Third, we do not offer or purchase the types of sub-prime loans that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate and purchase have loan to value (“LTV”) ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders.  In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Fourth, we do not generate or purchase high volumes of sub-prime loans, so we are able to look much more closely at the ability of individual borrowers to repay their loans.  In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation.  Notwithstanding the foregoing, we are subject to some exposure to losses because we do carry some sub-prime loans.  For example, if real estate values in our markets continue to decline and our sub-prime borrowers were to default, the collateral securing these loans might not be sufficient to fully repay the loan balances.  However, this risk applies equally to all of our loans.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2009 was carried out under the supervision and with the participation of Management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first two quarters of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 2008, we received a copy of a complaint that was filed by Samar Ghadry in Montgomery County, Maryland Circuit Court against us, Prime Global Securities, Inc., Forum Trading Corp., FTC Capital Markets, Inc., FTC Group, Inc., Pension Financial Services, Inc., Martin Angeli, and Sonia Aguirre Pietri De Angeli.  This litigation relates to the actions of Martin Angeli, our former Senior Vice President. In her complaint, Ms. Ghadry alleges that she and Mr. Angeli entered into a stock selling agreement whereby Mr. Angeli agreed to sell securities for her at $2.00 per share, but actually sold them at $2.50 per share and retained the excess, which amounted to $864,298.20.  Although Ms. Ghadry alleges that we were also a party to this stock selling agreement, we have no knowledge of any such agreement nor was any officer of KH Funding authorized to execute such an agreement on our behalf.  Ms. Ghadry further alleges that Mr. Angeli caused these excess funds to be wired to an investor account at KH Funding held by his mother, Sonia Aguirre Pietri De Angeli, and then to an account at another institution also held by his mother, thereby depriving Ms. Ghadry of these funds.  Ms. Ghadry alleges that Mr. Angeli forged her signature on the initial wire authorization and that one of our employees notarized that signature, and that our actions, or failures to act, with respect to these wire transactions and our supervision of Mr. Angeli make us liable to her.  The wire transaction report we received did not indicate the account for which the funds were earmarked, but because Mr. Angeli had apprised us that his mother intended to make this investment we relied on him for confirmation of the wire and deposited the funds into his mother’s account.  Although we subsequently confirmed that the wire instructions did in fact reference the account of Mr. Angeli’s mother, we have also learned that the instructions seem to indicate that the funds were intended for further credit to Ms. Ghadry.  We have been unable to confirm any of these allegations or that any wrongdoing actually took place.  In fact, the information we have obtained to date lead us to believe that no wrongdoing took place and that Ms. Ghadry authorized any and all actions taken by Mr. Angeli on her behalf or for her account, which, if they occurred, were conducted outside the scope of his employment with us.  Ms. Ghadry’s claims against us include breach of contract, fraud, breach of fiduciary duty, conversion, negligent supervision, negligence, re-credit of account for unauthorized transfers, aiding and abetting conversion, aiding and abetting fraud, and aiding and abetting breach of fiduciary duty.  Ms. Ghadry seeks compensatory damages from us in the amount of $864,298.20 and punitive damages from us in the amount of $5.0 million, plus costs and interest.  We believe that we have strong defenses to these claims and intend to vigorously defend this lawsuit, although we cannot predict the outcome of this litigation or its financial impact on us.  We have insurance policies in place that we believe would provide coverage for up to $3.0 million, but there can be no assurance that our policies will cover any or all of these claims.

We are at times, in the ordinary course of business, a party to legal actions normally associated with a lending institution.  Management does not believe that any pending normal course litigation is likely to have a material adverse impact on us.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.  The following discussion updates a risk factor that was contained in our Annual Report:

We have failed to comply with the terms of our outstanding notes and the underlying indenture.

Under the terms of the Indenture relating to our investor notes, we are required to repay investments in full at maturity and satisfy redemption requests in full within certain time periods, depending on the type of note that has matured or is being redeemed.  If we fail to make these payments as and when due and that failure continues for 30 days after that date, we are required to promptly notify the Indenture Trustee and we will be in default under the Indenture unless each of the holders waives our timely compliance.  If we are in default, both the Indenture Trustee and the holders of at least 25% in principal amount of our outstanding investor notes have the right, for so long as that default is continuing, to accelerate our payment obligations under all of our outstanding notes.

As of June 30, 2009, we were subject to redemption requests with respect to approximately $0.35 million of outstanding investor notes that are within the 30-day grace period for payment.  Further, we were subject to redemption requests with respect to approximately $3.87 million of outstanding investor notes that are beyond the 30-day grace period for payment.  For those notes that are beyond the grace period, we have either obtained waivers from each of the note holders or are working to obtain waivers.  Because there are some notes for which we have not yet obtained waivers, we are in default under the Indenture. To date, neither the Indenture Trustee, to whom we make regular reports regarding redemption status and late payments, nor the holders of at least 25% of the aggregate amount of outstanding investor notes have notified us that they intend to accelerate all outstanding notes because of this event of default, but, as noted above, they have the ability to do so for so long as our default continues.  There can be no guaranty that the Trustee and/or the holders will not declare a default.  (Jim to update above highlighted information.)

Because the sum of principal and accrued interest due on our outstanding investor notes exceeds our cash balances and other sources of immediate liquidity, we would likely have to liquidate our assets if the Indenture Trustee or our holders were to accelerate our outstanding notes.  If we were forced to liquidate, our assets would be used first to satisfy the Series 3 investor and any other senior debt, and then to satisfy the Series 4 investor notes, our short-term borrowings, and the obligations owed to our other creditors.  Any assets remaining after such distributions would be distributed pro rata to the holders of our common stock.

It should be noted that a majority of our assets are loans, many of which are secured by real estate.  The national and local real estate markets have experienced a significant downturn during the past two years.  Accordingly, if we are forced to liquidate, there can be no assurance that we would be able to sell our assets at the times or the prices that we desire.  In addition, we had no available-for-sale investment securities at June 30, 2009.  Because of the foregoing, holders of our securities could lose all or a part of their investments if we were to become insolvent or forced to liquidate and our assets at that time were not sufficient to satisfy our obligations to those holders.  See Item 2 of Part I of this report under the heading “Liquidity and Capital Resources” for further information about this risk.

Other than as discussed above, we believe that there has been no material change in any of the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

KH FUNDING COMPANY
(Registrant)

Dated: August 13, 2009	/s/ Robert L. Harris
Robert L. Harris
President, Chief Executive Officer, and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).