Form 10-Q
period 2009-09-30
KH FUNDING CO
filed 2009-11-16
CIK 928800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Yet Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,074,981 shares, par value $.01 per share, of common stock outstanding as of September 30, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

KH FUNDING COMPANY
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash	$28,377	$221,463
Loans receivable, less allowance for loan losses of $866,148
(September 30, 2009) and $659,242 (December 31, 2008)	33,972,617	36,860,118
Accrued interest receivable	2,127,369	2,155,100
Other receivables	388,013	542,718
Prepaid expenses	206,229	219,458
Property and equipment – net	56,160	101,070
Real estate owned:
Rental property	1,903,976	2,079,374
Held for sale	3,672,259	2,652,069
Other assets	15,988	15,988

Total Assets	$42,370,988	$44,847,358

Liabilities and Stockholders’ Deficit

Liabilities
Notes and accrued interest payable	$37,658,594	$38,828,923
Other loans payable	14,772	92,408
Accounts payable and accrued expenses	224,088	42,705
Escrows and security deposits	65,028	81,115
Long-term liabilities	51,170	50,857
Loans sold with recourse	3,527,534	4,454,698
Collateralized notes payable	2,298,446	1,678,782

Total Liabilities	43,839,632	45,229,488

Stockholders’ Deficit
Common stock (5,000,000 shares authorized; 3,074,981 shares (September 30, 2009) and 2,574,981 shares (December 31, 2008) issued and outstanding, $0.01 par value)	30,750	25,750
Paid-in capital	1,955,505	1,448,738
Accumulated deficit	(3,269,449)	(1,671,168)
Subscription note receivable	(185,450)	(185,450)

Total Stockholders’ Deficit	(1,468,644)	(382,130)

Total Liabilities and Stockholders’ Deficit	$42,370,988	$44,847,358

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$754,710	$989,599	$2,361,788	$3,256,046
Interest on bank accounts	-	30	2	108
Total interest income	754,710	989,629	2,361,790	3,256,154

Interest Expense
Interest and fees on notes	626,778	690,752	1,846,930	2,314,668
Interest on other loans	-	27,312	-	133,687
Interest on participation loans	113,668	117,929	388,324	229,590
Total interest expense	740,446	835,993	2,235,254	2,677,945

Net interest income	14,264	153,636	126,536	578,209
Provision for Loan Losses	271,569	118,286	624,607	272,384
Net Interest Income after Provision for Loan Losses	(257,305)	35,350	(498,071)	305,825

Non-interest (Loss) Income
Rental income	23,446	40,995	93,021	90,038
Loss on sale of real estate owned	(170,639)	-	(156,991)	(4,732)
Loss on the sale of fixed asset	-	-	(10,906)	-
Other	2,245	637	3,344	9,212
Total non-interest (loss) income	(144,948)	41,632	(71,532)	94,518

Non-interest Expense
Salaries and wages	71,515	75,672	233,843	244,108
Professional fees	58,282	19,612	326,583	124,144
Offering costs	31,406	32,235	110,010	104,438
Administration	10,073	11,414	35,023	61,088
Real estate maintenance	38,537	32,211	101,249	87,589
Insurance	5,758	17,219	33,982	55,850
Depreciation	12,626	16,824	49,240	47,163
Rent	28,853	28,590	88,456	86,506
Bank charges	1,192	14,334	24,849	41,127
Stock based compensation	-	2,781	11,766	10,573
Other	6,294	8,031	13,677	12,601
Total non-interest expense	264,536	258,923	1,028,678	875,187
Net Loss	$(666,789)	$(181,941)	$(1,598,281)	$(474,844)
Basic and diluted loss per share	$(0.22)	$(0.07)	$(0.53)	$(0.18)
Cash dividends paid per common share	-	-	-	-

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

	Common Stock		Paid-In	Accumulated	Subscription Note	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)

Balances at January 1, 2008	2,724,981	$27,250	$1,730,911	$(533,645)	$(185,450)	$1,039,066

Stock Redemptions	(150,000)	(1,500)	(298,500)			(300,000)
Stock Based Compensation Expense			10,573	–	–	10,573

Net loss for period ended September 30, 2008	–	–	–	(474,844)	–	(474,844)

Balances at September 30, 2008	2,574,981	$25,750	$1,442,984	$(1,008,489)	$(185,450)	$274,795

Balances at January 1, 2009	2,574,981	$25,750	$1,448,738	$(1,671,168)	$(185,450)	$(382,130)

Additional stock issued	500,000	5,000	495,000	–	–	500,000
Stock Based Compensation Expense			11,767			11,767

Net loss for period ended September 30, 2009	–	–	–	(1,598,281)	–	(1,598,281)

Balances at September 30, 2009	3,074,981	$30,750	$1,955,505	$(3,269,449)	$(185,450)	$(1,468,644)

The accompanying notes are an integral part of these statements.

KH FUNDING COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,598,281)	$(474,844)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation	49,240	47,165
Amortization of loan fees	(10,992)	(22,108)
Provision for loan losses	624,607	272,384
Loss on sale of real estate owned	150,529	4,732
Loss on sale of property and equipment	10,907
Stock based compensation expense	11,767	10,573
Write-down on real estate held for sale	-	37,954
Changes in Operating Assets and Liabilities
Accrued late charges	(28,666)	(27,235)
Prepaid expenses	(12,172)	30,008
Interest receivable	(631,499)	662,496
Interest payable (included in notes payable)	1,200,302	1,369,899
Accounts payable and accrued expenses	181,383	4,198
Prepaid offering costs	25,401	(9,408)
Deferred loan origination costs	9,000	9,900
Unamortized brokerage fees	29,700	50,000
Long-term liabilities	313	7,886
Prepaid loan expenses	76,500	76,797
Net Cash Provided by Operating Activities	88,039	2,050,397

Cash Flows from Investing Activities
Principal repayments from borrowers	2,695,283	10,695,201
Loans made to borrowers	(623,533)	(6,093,811)
Net other receivables	(90,537)	(136,186)
Proceeds from sale of real estate owned	840,208	16,151
Proceeds from the sale of fixed assets	10,000	-
Payments related to other real estate owned	(1,699)	(14,285)
Net Cash Provided by Investing Activities	2,829,722	4,467,070

Cash Flows from Financing Activities
Proceeds from investor notes	1,587,775	1,397,180
Principal payments on investor notes	(4,591,372)	(13,352,867)
(Payments) proceeds from loans sold with recourse	(927,164)	4,804,058
Proceeds from collateralized notes payable	829,340	-
Proceeds from short term borrowings	14,772	848,793
Redemption of common stock	-	(300,000)
(Decrease) increase in escrow and security deposits	(24,198)	2,113
Net Cash Used in Financing Activities	(3,110,847)	(6,600,723)

Net Decrease in Cash	(193,086)	(83,256)

Cash Balance, beginning of period	221,463	95,622

Cash Balance, end of period	$28,377	$12,366

Supplemental Cash Flow Information:
Interest paid	$554,888	$1,308,046
Transfer of loans to real estate owned	$766,948	$1,031,280

The accompanying notes are an integral part of these statements.

KH Funding Company
Notes to Interim Financial Statements
For the Nine Months Ended September, 2009 and 2008
(Unaudited)

NOTE A—BASIS OF PRESENTATION

The financial statements of KH Funding Company (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the Company’s industry.  The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at September 30, 2009, the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008, changes in stockholders’ (deficit) equity for the nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-month periods ended September 30, 2009 and 2008, have been included.  All such adjustments are of a normal recurring nature.  The amounts as of December 31, 2008 were derived from audited financial statements.  The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements contemplate continuation of the Company as a going concern.  As discussed in Note B to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s sources of liquidity have been limited over the past two and one-half years, primarily because it experienced significant delays starting in the second quarter of 2006 in obtaining an effective registration statement covering the offer and sale of investor notes.  The Company requires cash to make and acquire loans, redeem outstanding investor notes, and pay other operational expenses.  Investor notes, along with loan payments, are the Company’s principal sources of liquidity, so an inability to publicly offer investor notes presents significant risks to the Company’s ability to continue as a going concern.  The Company’s most recent registration statement, covering the offer and sale of an aggregate of $250 million of our Series 3 Secured Notes and Series 4 Unsecured Notes, was declared effective by the Securities and Exchange Commission (the “SEC”) and by the Maryland Division of Securities on November 10, 2008.  The registration statement expired on April 30, 2009.  Additionally, stockholders’ deficit at September 30, 2009 has increased to (3.47%) of total assets, which the Company believes to be inadequate to fully protect it against potential losses.

The lack of liquidity has significant and adversely impacted the Company’s ability to timely satisfy redemption requests from the holders of its outstanding investor notes.  As of September 30, 2009, the Company was subject to repayment and redemption requests with respect to approximately $3.67 million of outstanding investor notes that are beyond the 30-day grace period for payment, and the Company has not obtained waivers from all of these holders.  Accordingly, the Company is in default under the Indenture.  Holders of the Company's one-day demand investor notes can request a redemption immediately after investment, and the Company is required to redeem the note within one day after receiving the request.  Holders of the Company's thirty-day demand investor notes can likewise request a redemption immediately after investment, but the Company is not required to redeem the note until 30 days after receiving the request.  All other types of investor notes are redeemable upon maturity, or prior to maturity on 90 days advance notice, subject to a penalty.  The Company will be in default under the Indenture relating to these notes if the Company fails to satisfy a redemption request within 30 days of the date set for redemption, unless the Company obtains a waiver from each of the note holders who has requested redemption.  Upon a default, for so long as such default is continuing, the Indenture Trustee and/or the holders of at least 25% of the principal amount of the outstanding investor notes are permitted, but not required, to accelerate the maturity of all outstanding notes and take other actions permitted by the Indenture.  Such acceleration would likely require the Company to liquidate the Company.  To date, neither the Indenture Trustee, to whom the Company makes regular reports regarding redemption status and late payments, nor the holders of at least 25% of the aggregate amount of outstanding investor notes have notified the Company that they intend to accelerate all outstanding notes because of this default.

Because the Company is currently in default with respect to some of its outstanding investor notes, because both future income from loans and cash needed for operations, including investor note redemptions, are uncertain, and because the Company cannot predict whether its efforts to obtain an effective registration for investor notes—or any offering itself—will be successful, there is substantial doubt about the Company’s ability to continue as a going concern.  This could impact dramatically on the ability of investors to receive redemptions.

To remedy the foregoing defaults and to strengthen the Company’s cash position going forward, the Company intends, as soon as is practicable, to re-commence efforts to publicly sell investor notes, although there can be no assurance as to when, or if, this will occur.  In the mean time, the Company intends to continue monitoring liquidity carefully and to take steps to create liquidity so that it can meet its obligations as they become due.  For example, beginning in June 2009, the Company started aggressively marketing other real estate owned held for sale.  The Company anticipates that the proceeds from sales of investor notes, if and when it obtains an effective registration, together with the use of future loan payoff proceeds, will enable it to satisfy current liquidity needs.  There can be no assurance, however, that any funds generated from future offerings and from loan payoffs and scheduled payments in the future will exceed the amounts needed to satisfy current or future redemption requests and other demands for liquidity.

In connection with preparation of the financial statements and based on guidance from the FASB regarding “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009.

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

Loss Per Share

Basic earnings per share is derived by dividing net losses incurred to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares during the period.  As of September 30, 2009 and September 30, 2008, the Company had outstanding stock options to purchase 80,000 and 241,250 shares of common stock, respectively. All options were excluded from the computation of dilutive loss per share as their effect would have been anti-dilutive.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Basic:
Net loss (attributable to common stock)	$(666,789)	$(181,941)	$(1,598,281)	$(474,844)
Weighted average common shares outstanding	3,074,981	2,574,981	3,034,688	2,574,981
Basic loss per share	$(0.22)	$(0.07)	$(0.53)	$(0.18)

Diluted:

Net loss (attributable to common stock)	$(666,789)	$(181,941)	$(1,598,281)	$(474,844)
Weighted average common shares outstanding	3,074,981	2,574,981	3,034,688	2,574,981
Dilutive effect of stock options	-	-	-	-

Weighted average common shares outstanding-diluted	3,074,981	2,574,981	3,034,688	2,574,981
Diluted loss per share	$(0.22)	$(0.07)	$(0.53)	$(0.18)

Income Taxes

The Company has elected under Subchapter S of the Internal Revenue Code to be treated as an “S Corporation” for tax purposes.  Accordingly, items of income and loss are taxed to the Company’s stockholders and no provision for income taxes is necessary in the financial statements.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance concerning subsequent events with regard to the financial statements.  This FASB guidance requires the disclosure of the date through which a company has evaluated subsequent events occurring after the balance sheet date of the financial statements and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This new FASB guidance is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on our financial statements.  The Company has included the information required by this guidance in Note 1.

In June 2009, the FASB issued a pronouncement entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of prior FASB guidance.  This new FASB guidance will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this new guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding prior FASB guidance.

In June 2009, the FASB issued guidance regarding “Amendments to FASB Interpretation No. 46(R)”.  The Board’s objective in issuing this guidance is to improve financial reporting by enterprises involved with variable interest entities. This new FASB guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance regarding “Accounting for Transfers of Financial Assets—an amendment of prior FASB guidance”.  The Board’s objective in issuing this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This new FASB guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

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

Impaired Loans

Under the provisions of FASB’s recent guidance regarding Accounting by Creditors for Impairment of a Loan, a loan is considered impaired (or nonaccrual) if it is probable that the company will not collect all principal and interest payments according to the loan’s contracted terms.  The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan’s principal balance. Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related allowance for loan losses is shown below:

	September 30, 2009	December 31, 2008
	(unaudited)
Total recorded investment in impaired loans	$4,215,617	$4,043,791
Amount of that recorded investment for which there is a related allowance for loan losses	$2,956,135	$1,691,398
Amount of related allowance for loan losses associated with such investment	$496,515	$448,298
Amount of that recorded investment for which there is no related allowance for loan losses	$1,259,482	$2,352,393

	For the nine months ended September 30, 2009	For the year ended December 31, 2008
(unaudited)
Average recorded investment in impaired loans during period	$4,129,704	$2,949,641
Related amount of interest income recognized within period when loans were impaired	$–	$–
Amount of income recognized using cash basis during time within period that loan was impaired	$–	$–

At September 30, 2009 and December 31, 2008, the Company had loans of $6,570,907 and $10,006,949, respectively, which were more than 90 days past due and for which the Company continues to accrue interest.  The Company believes that these loans are adequately secured and that both the principal and the related accrued interest are collectible.

Analysis of the allowance for loan losses is as follows:

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
	(unaudited)	(unaudited)
Beginning balance	$659,297	$495,480
Provision for loan losses	624,607	272,384
Loans charged off	(417,756)	(107,440)
Ending Balance	$866,148	$660,424

The breakdown by loan type of the allowance for loan losses is as follows:

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
	(unaudited)	(unaudited)
Business Loans	$85,004	$82,360
Investment Property Loans	302,098	259,693
Medical Loans	1,588	585
Other Assets	-	245
Real Estate Loans	219,234	144,338
Second Trust Loans	115,993	66,152
Over Equity Loans	64,681	23,604
Unsecured Loans	77,550	83,447
	$866,148	$660,424

	Principal Balance As of September 30, 2009	Charge-Offs for the nine months ended September 30, 2009
	(unaudited)	(unaudited)
Business Loans	$-	$2,650
Investment Property Loans	18,655,459	130,934
Medical Loans	5,677	-
Other Assets	2,021,436	-
Real Estate Loans	8,094,993	248,244
Second Trust Loans	1,303,982	35,928
Over Equity Loans	70,678	-
Unsecured Loans	132,310	-
	$30,284,535	$417,756

NOTE D—RELATED PARTY TRANSACTIONS

Included in notes receivable at September 30, 2009 and December 31, 2008, are 12 notes totaling $11,117,156 and 12 notes totaling $10,788,498, respectively, from officers, stockholders and entities controlled by a stockholder.  These notes all have annual maturities and are due in full on the maturity date unless extended by the Company.  The interest rates on these notes range between 5.99% and 12.5% with a weighted average interest rate of 8.04%. The majority (94.2%) of these notes receivable were due from one stockholder and its related interests, who owed $10,475,478 as of September 30, 2009.

Included in the notes receivable mentioned above at September 30, 2009 and December 31, 2008 are six loans in the amount of $10.48 million and $010.19 million, respectively, to a trust for the benefit of a significant stockholder.  The proceeds of these loans were used to purchase real estate which serves as security for the loans.  The Company holds a first or second lien position with respect to the collateral securing approximately $9.75 million of these loans as well as other real and personal collateral for September 30, 2009 and December 31, 2008, respectively.  The loans bear interest at 8% per annum and have some variable up-side features. Additional interest is earned on certain loans if the rental income the borrower receives from the property exceeds certain allowable expenses. In addition, upon the sale of certain real property(ies) (or components thereof), the Company is to receive one quarter or one-half, depending on the specific property, of any gain after adjusting for certain costs and commissions. The loans do not have any variable down-side features which would cause interest to be lower than the stated rate on each loan. Under the terms of the loans any refinancing or sale of the properties must be approved by the Company in advance.

Included in the notes payable and other loans payable balances at September  30, 2009 and December 31, 2008, are 49 notes totaling $5,976,873 and 56 notes totaling $7,163,483, respectively, which are held by officers and stockholders.  These notes were issued at the rates in effect for the applicable terms selected as of the date the notes were issued.

There is an interest-only demand note receivable of $185,450 included in other receivables, shown on the balance sheet at September 30, 2009 and December 31, 2008 as contra-equity, made to the Company’s CEO for the purchase of 100,000 shares of stock in the Company, which secures the loan.  The interest rate on this loan is 7%.  At September 30, 2009 and December 31, 2008, all payments under this loan had been timely made and there was no accrued interest receivable on this loan.

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

No stock options were granted during the nine months ended September 30, 2009 or 2008.  During the nine months ended September 30, 2009, 161,250 options expired.

The Company accrues related compensation expenses as its options vest in accordance with FASB guidance regarding Share-Based Payment.  The Company recognized $11,767 and $10,573 stock-based compensation expense during the nine months ended September  30, 2009 and 2008, respectively, from the vesting of stock options issued in earlier periods.  Stock-based compensation includes the value of stock granted to directors for their service, which was $0 and $0, respectively, for the nine months ended September 30, 2009 and 2008.

A summary of stock option activity during the nine months ended September 30, 2009 and related information is included in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	241,250	$2.39		$-
Granted	–
Exercised	–
Forfeited or expired	161,250	2.00		-

Outstanding at September 30, 2009	80,000	3.19	1.78	-

Exercisable at September 30, 2009	80,000	3.19	1.78	-

Warrants

In January 2009, the Company issued warrants to purchase 250,000 shares of common stock with an exercise price of $1.00 per share.  These warrants were issued in connection with the private placement of 500,000 shares of common stock at $1.00 per share in January 2009.  In this private placement, one warrant was issued for each two shares of common stock sold.  The warrants expire in January 2014.  These warrants represent the only warrants outstanding at September 30, 2009 and their issuance in the only warrant activity for the nine months then ended.  There were no warrants outstanding at September 30, 2008, nor was there any warrant activity for the nine months then ended.

NOTE F—COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Arrangements

         The Company enters into off-balance sheet arrangements in the normal course of its business. These arrangements consist primarily of lines-of-credit and draw-type loans. At September 30, 2009, the Company had $4.88 million in loans of this type.  The unused or unfunded amount on these types of loans totaled $0.79 million as of September 30, 2009.

NOTE G — COLLATERALIZED NOTES PAYBLE

The Company borrows funds through the issuance of notes payable which are collateralized by other real estate owned.  The following table lists the collateralized notes which are outstanding at September 30, 2009:

	Interest rate	Due Date	Amount Owed	Payment Terms
	10.00%	12/31/2009	$207,000	Interest only payments due 1st of each month.
	10.00%	12/31/2009	207,000	Interest only payments due 1st of each month.
	10.00%	12/31/2009	205,086	Interest only payments due 1st of each month.
	8.00%	12/5/2009	100,000	Interest only payments due 1st of each month.
	10.00%	12/31/2009	200,000	Interest only payments due monthly.
	10.00%	12/31/2009	125,000	Interest only payments due monthly.
	7.5%	3/1/2010	470,000	Monthly payment of $6,000 principal plus interest earned
	7.5%	8/31/2010	200,000	Interest accrued with principal curtailments as requested
	7.5%	1/31/2010	584,360	Interest accrued with principal curtailments as requested
Total Collateralized Notes Payable			$2,298,446

NOTE H— LOAN PARTICIPATIONS SOLD WITH RECOURSE

From time to time, the Company sells participation interest in its loans.  The participation interests are typically sold with recourse to the Company (the Company’s repurchase obligations are due on demand if the loan defaults) and the agreements typically provide for limited liability on the part of the holder of the participation interest.  During the nine-month period ended September 30, 2008, the Company entered into three such participation agreements and received a total of $3.18 million and paid down one existing agreement in the amount of $27,736.  During the same period of 2009, the Company paid down existing agreements in the amount $927,164 and did not enter into any additional agreements.  The details of the Company’s existing participation agreements are as follows:

Interest Rate	Date Due	Amount owed	Payment Terms

12.50%	10/24/2008	$203,764	Interest only payment monthly

10.00%	6/1/2010	451,000	Interest only payment monthly

9.04%	at maturity	2,483,527	Interest and principal payment monthly

10.00%	at maturity	389,243	Interest and principal payment monthly

Total Loans Sold with Recourse		$3,527,534

On October 24, 2007, the Company sold a loan participation with recourse, in the amount of $261,764, which was to be repaid upon the earlier of October 24, 2008 or the date of the collection of the loan.  The loan has not been fully repaid and the Company and the participant are working together to collect on the loan and satisfy the Company’s obligations to the participant.  The Company has recorded a $203,764 liability (listed above) on its books as of September 30, 2009 related to this obligation.

NOTE  I—FAIR VALUE MEASUREMENTS

Recent FASB guidance regarding Fair Value Measurements, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under the FASB guidance are described as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2	Inputs to the valuation methodology include:
•	quoted prices for similar assets or liabilities in active markets;
•	quoted prices for identical or similar assets or liabilities in inactive markets;
•	inputs other than quoted prices that are observable for the asset or liability;
•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following is a description of the valuation methodologies used for assets measured at fair value.  There have been no changes in the methodologies used at September 30, 2009.

Impaired Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB guidance regarding “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with FASB guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at September 30, 2009.  Assets measured at fair value on a nonrecurring basis are included in the table below:

The carrying values and estimated fair values of financial instruments are summarized in the following table:

	September 30, 2009
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash	$28,377	$28,377
Loans receivable	33,972,617	33,521,722
Accrued interest receivable	2,127,369	2,127,369
Other receivables	388,013	388,013
Real estate owed - held for sale	3,672,259	3,786,540

Liabilities:
Notes and accrued interest payable	37,658,594	38,388,122
Other loans payable	14,772	14,772
Loans sold with recourse	3,527,534	3,557,002
Collateralized notes payable	2,298,446	2,308,754

Pricing or valuation models are applied using current market information to estimate fair value.  In some cases, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Portions of this report contain “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  These statements may be identified by the use of forward-looking words or phrases such as “should”, “expects”, “anticipates”, “plans”, “believes”, “estimates”, “might result”, “projects” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors.  Such risks and uncertainties include liquidity risks associated with our investor notes payable on demand by the holders, other loans and short-term borrowings, delinquencies in our loan portfolio, capital levels, changes in market interest rates, inability to generate new loans, and competitive factors in our marketplace. These risks and uncertainties are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date of this report.  Except as required by law, KH Funding Company assumes no obligation to update any forward looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

Starting in the fourth quarter of 2004, we expanded the distribution for our investor notes by engaging in strategic alliances with several major financial services firms throughout the country.  Although we are not currently able to publicly sell our investor notes, we do have a signed selling agreement with a FINRA registered broker-dealer with a network of over 400 registered representatives in the Midwest and West.  In the past, these alliances have given us the ability to sell our investor notes through a network of financial intermediaries in defined geographic locations.  Through the middle of 2006, our distribution plan was very successful, establishing close to 700 new investment accounts providing us with over $25,000,000 in funds.  In the first four months of 2006, sales by these broker-dealers established another approximately 522 new investment accounts and provided over $11 million in funds.  If and when we are able to recommence our public offering efforts, we plan to further increase our distribution network including in parts of the United States where we are not currently represented.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Assets.  Total assets decreased by $2.48 million during the first nine months of 2009, from $44.85 million at December 31, 2008 to $42.37 million at September 30, 2009.  The decrease was due to loan payoffs and increased allowance for loan losses resulting in our loan portfolio decreasing by $2.89 million ending at $33.97 million.

Liabilities.  Total liabilities decreased by $1.39 million from $45.23 million at December 31, 2008 to $43.84 million at September 30, 2009.  The decrease was primarily due to a reduction of $1.17 million in notes and accrued interest payable and a reduction due to pay-downs of loans sold with recourse totaling $0.93 million.  During the same period, collateralized notes payable increased $0.62 million.

Deficit.  Total stockholders’ deficit increased by $1.09 million from $(0.38) million at December 31, 2008 to $(1.47) million  at September  30, 2009.  The increase was due to a net loss of $1.60 million offset by the sale of 500,000 shares of common stock.

Past Due Loans.  As of  September 30, 2009, we held 34 loans that were more than 90 days past due but still accruing interest, compared to twenty-one as of December 31, 2008.  The total principal and interest due on these loans was $6.57 million compared to $10.01 million as of December 31, 2008.  Twenty-three of the loans, totaling $5.77 million, are first mortgage loans on which we do not expect to suffer any loss due to the underlying collateral values.  The borrowers under the remaining eleven loans, totaling $0.80 million, are making scheduled payments, and we continue to accrue interest on these loans based on the underlying collateral values and payment histories.  We monitor these loans on a continuous basis.

Non-Accrual Loans.  As of September 30, 2009, there were 16 loans in non-accrual status with an outstanding principal balance totaling $4.22 million, compared to 20 loans as of December 31, 2008 with an outstanding principal balance of $4.29 million.  The majority of these loans are first mortgage loans that management believes are well-collateralized based on recent valuations.  In the event we have to foreclose on any of these loans, we do not expect to recognize any loss in excess of specific reserves associated with the loans.  As of September 30, 2009, we had a specific reserve of $496,515 and a general reserve of $369,633 as part of our total reserve of $866,148 for anticipated and unanticipated loan losses.

Comparison of Operating Results for Nine Months Ended September 30, 2009 and 2008

Net interest margin. The average yield earned on loans receivable was 8.18% for the nine months ended September 30, 2009 and 9.91% for the nine months ended September 30, 2008.  The average rate paid on investor notes decreased to 6.07% for the nine months ended September 30, 2009 from 6.72% for the nine months ended September 30, 2008.  Overall, the net margin on interest decreased to 2.11% for the nine months ended September 30, 2009, from 3.19% for the nine months ended September 30, 2008.  This net margin is calculated using contractual rates and excludes fee income and expense.

Net Loss.  Net loss for the nine months ended September 30, 2009 was $1,598,281, compared to a net loss of $474,844 for the nine months ended September 30, 2008.  The difference was primarily due to a decrease in net interest income because many higher-rate loans had been paid off in prior periods.

Interest Income.  Total interest income was $2.36 million for the nine months ended September 30, 2009, compared to $3.26 million for the same period in 2008.  The decrease of $0.90 million in interest income was due to a significant amount of our higher-rate loans having been paid off in prior periods.  The decrease in interest earned on loans also resulted from a decline in our loans receivable portfolio due to normal payoffs and a lack of loan originations and purchases.  Interest income includes loan and fee income and interest earned on bank investments and marketable securities.

Interest Expense.  Interest expense was $2.24 million for the nine months ended September 30, 2009 and $2.68 million for the corresponding period in 2008.  The decrease in interest expense for the 2009 period when compared to the 2008 period was a result of a decrease in total investor notes payable due to increased redemptions.  The interest expense includes the amortization of fees paid to brokers-dealers in prior periods for the sale of investor notes.

Provision for Loan Losses.  Our provision for loan losses was $624,607 for the nine months ended September 30, 2009, compared to $272,384 for the nine months ended September 30, 2008.  These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses.  The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest (Loss) Income.  We had a non-interest loss of $71,552 during the nine months ended September 30, 2009, compared to income of $94,518 for the corresponding period in 2008.  The difference was primarily due to losses on the sale of other real estate owned totaling $156,991 offset by rental income of $93,021 during the period ended September 30, 2009.

Non-Interest Expense.  Non-interest expense increased to $1,028,678 for the nine months ended September 30, 2009 from $875,187 for the nine months ended September 30, 2008.  The increase was due to larger legal and accounting fees that were incurred during the period ending September 30, 2009.

Income Taxes.  We have elected to be treated as a Subchapter S corporation under the Internal Revenue Code and, accordingly, no income tax expense appears in our financial statements.

Comparison of Operating Results for Three Months Ended September 30, 2009 and 2008

Net interest margin. The average yield earned on loans receivable was 8.33% for the three months ended September 30, 2009 and 9.68% for the three months ended September 30, 2008.  The average rate paid on investor notes decreased to 6.11% for the three months ended September 30, 2009 from 6.59% for the three months ended September 30, 2008, due primarily to the redemption of higher rate notes and a decrease in the contractual rates we are required to pay on investor notes. Overall, the net margin on interest decreased to 2.22% for the three months ended September 30, 2009, from 3.09% for the three months ended September 30, 2008.  This net margin is calculated using contractual rates and excludes fee income and expense.

Net Loss.  Net loss for the three months ended September 30, 2009 was $666,789 compared to a net loss of $181,941 for the three months ended September 30, 2008.  The difference was primarily due to a decrease in net interest income because of a decrease in interest earning assets and a reduced net margin together with an increase in the provision for loan losses and also losses on the sale of other real estate owned.

Interest Income.  Total interest income was $754,710 for the three months ended September 30, 2009, compared to $989,629 for the same period in 2008.  The decrease in interest income resulted from a decrease in total loan portfolio due to loan payoffs and   lack of loan originations.  The interest income includes point and fee income and interest earned on bank investments and marketable securities.

Interest Expense.  Interest expense was $740,446 for the three months ended September 30, 2009 and $835,993 for the corresponding period in 2008.  The decrease in interest expense was due to a reduction in total investor notes payable due to redemptions.  The interest expense includes the amortization of fees paid to Brokers-Dealers in prior periods for the sale of investor notes.

Provision for Loan Losses.  Our provision for loan losses was $271,569 for the three months ended September 30, 2009 and $118,286 for the three months ended September 30, 2008.  These provisions increased the allowance for loan losses to an amount deemed by management to be sufficient to meet all anticipated loan losses plus a general amount to meet unforeseen loan losses.  The adequacy of the allowance is periodically reviewed and adjusted by management based upon past experience, the value of the underlying collateral for specific loans, known or inherent risks in the loan portfolio and current economic conditions.

Non-Interest (Loss) Income.  We had a non-interest loss of $144,928 during the three months ended September 30, 2009, compared to  non-interest income of $41,632 for the corresponding period in 2008.  The difference was primarily due to the loss of $170,639 from the sale of other real estate owned during the period ended September 30, 2009.

Non-Interest Expense.  We experienced a slight increase in non-interest expense to $264,536 for the three months ended September 30, 2009 from $258,923 for the three months ended September 30, 2008.  Decreases in salaries and wages, bank charges and insurance were offset by increases in professional fees, administration fees and real estate maintenance during the period ended September 30, 2009.

Income Taxes.  We have elected to be treated as a Subchapter S corporation under the Internal Revenue code and accordingly no income tax expense appears in the financial statements.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $28,377, a historically low level, compared to $221,463 at December 31, 2008 (0.49% of total assets) and $209,224 (0.43% of total assets) at September 30, 2008.  During the first nine months of 2009, we received approximately $2,695,283 in loan payments, which included unscheduled prepayments and payments due at maturity, and we paid approximately $4,591,372 to redeem investor notes.  During the same period of 2008, we received approximately $10,695,201 in loan payments, and we paid approximately $13,352,867 to redeem investor notes.

For the nine months ended September 30, 2009, net cash provided by operating activities was $88,039, compared to $2,050,397 that was provided by operating activities for the nine months ended September 30, 2008.  The primary reasons for the decrease were a $1,598,281 net loss for the period and an increase of $631,499 in interest receivable on loans for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, net cash provided by investing activities was $2,829,722, compared to $4,467,070 for the same period in 2008.  Cash provided by investing activities for the nine months ended September 30, 2009 included $2,695,283 in principal repayments on loans receivable offset by $623,533 in loans made to borrowers, compared to $10,095,201 in principal repayments on loans receivable and $6,093,811 in offsetting loans made to borrowers for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, net cash used in financing activities was $3,110,847, compared to $6,600,723 for the same period in 2008.  During the 2009 period, net proceeds from the sale of collateralized note payables were $829,340, and proceeds from the sale of investor notes were $1,587,775, while investor note redemptions during the same periods totaled $0 and $1,397,180 respectively.

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

Also, it should be noted that loans are not always paid off at maturity. Having loans with “short terms”, as we do, allows us to monitor a loan for deterioration in collateral value and re-set the interest rate and term every year or two, and if necessary obtain more collateral or call a loan instead of extending it.  Often times, we collect extension fees, adjust the interest rate and extend the loan.  If the loan is current and well collateralized and the borrower wants to extend the loan, we will usually extend the loan.

For example, of the $23,863,597 in principal repayments that are due in 2009, the following activity has occurred through September 30, 2009:

Principal received on loans due in 2009	$1,550,372
Collection pending sale of collateral	579,724
Collection pending third party refinancing	2,610,621
Loans Extended	5,253,758
Loans due After 9/30/09	11,537,090
Unpaid as of 9/30/09	2,332,032
Total	$23,863,597

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

When we sell an investor note, management determines how it wants to use the proceeds.  Generally, our business strategy is to retain some of the proceeds as cash and cash equivalents and to use the remaining proceeds to fund loans and/or purchase other assets, such as mortgages and investment securities that have higher yields than the yields that we pay on our investment notes.  Unlike cash, however, investments in mortgages and securities may not always provide us with immediate liquidity.  For example, we generally buy and originate more loans than are immediately saleable, but we try to structure our loan acquisitions so that they may be sold within our 30-day grace period for satisfying redemption requests.  However, it must be noted that any sale of loans must comply with the requirements of the Trust Indenture Act of 1939 and may require the consent of the trustee for investor notes.

At September 30, 2009, we held approximately $26.75 million in residential and commercial mortgage loans that we believe could be sold within a short period of time for the purpose of satisfying investor note redemption requests.  Although, in the current market, the price would probably be below par and instead, we are trying to sell non-interest earning assets to satisfy pending investor redemption requests.  These sales are discussed in more detail under “Recent Developments” in the second paragraph of Item 2. Section I. Further, we held $1.30 million in second mortgage loans at September  30, 2009, which earn higher yields than the first mortgage loans and that we believe could also be sold, although generally they take longer to sell and are sold at a discount.  It should be noted, however, that the national and local real estate economies have weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market.  These problems have had the effect of decreasing the amount of credit that is available to borrowers.  As a result, sellers of real estate and loans secured by real estate have found it more difficult in recent years to sell their assets at the times and at the prices they desire.

Because of the legal and market factors discussed above, we may not always be able to sell loans or other assets to meet redemption requests within the 30-day grace period.  As of September 30, 2009, we were subject to redemption requests with respect to approximately $0.23 million of outstanding investor notes that are within the 30-day grace period for repayment and redemption requests of $3.67 million of outstanding series 3 and series 4 investor notes that are beyond the 30-day grace period for repayment.  For those notes that are beyond the grace period, we have either obtained waivers from each of the note holders or are working to obtain waivers.  Included in the above amounts of outstanding note redemptions, we are more than 30 days late in satisfying our payment obligations with respect to approximately $1.76 million of our series 3 and series 4 investor notes that have matured.  Accordingly, we are in default under the Indenture. To date, neither the Indenture Trustee, to whom we make regular reports regarding redemption status and late payments, nor the holders of at least 25% of the aggregate amount of outstanding investor notes have notified us that they intend to accelerate all outstanding notes because of this event of default, but, as noted above, they have the ability to do so for so long as our default continues.

The balances of our outstanding investor notes at September 30, 2009 are as follows:

Series 3 Demand Notes	Balance
One Day	$5,593,202
Thirty Day	9,930,873
Series 3 Fixed Term Notes:
Due within 1 year	8,325,165
Due in 1 to 3 years	5,647,879
Due in 3 to 5 years	5,703,162
Series 4 Fixed Term Notes:
Due within 1 year	943,942
Due in 1 to 3 years	338,663
Due in 3 to 5 years	1,214,518

Subtotal	37,658,594
Unamortized brokerage costs	(38,807)
Total investor notes, net	$37,697,401

To address the Company’s immediate liquidity needs, it is aggressively marketing its Other Real Estate Owned held for sale, which had a carrying value of about $3.67 million at September 30, 2009, and has already listed for sale about $3.57 million of these properties. The Company is also aggressively pursuing the collection of $4.22 million in impaired loans on its books at September 30, 2009. Through these efforts, the Company hopes to raise cash to fund operations, including satisfying investor note redemption requests, and to provide the cash needed to renew our investor note offering efforts. There can be no assurance, however, as to when or if we will be successful in raising cash from the sale of these assets or renewing our public offering efforts. Moreover, even if our public offering efforts are renewed, there can be no assurance that our offering will be successful or, even if it is, that the proceeds we raise from our offering will allow us to fully implement our business strategy.

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

Stockholders’ Deficit. Total stockholders’ equity has decreased as a percentage of total assets over the last nine years, from 10.6% at December 31, 1999 to a deficit of (3.47%) at September 30, 2009. During the period ending September 30, 2009, we experienced an operating loss of $1,598,281 combined with stock sales of $500,000 resulting in an ending stockholders deficit of $1,468,644. Our Board suspended the payment of stock dividends after the second quarter of 2007 to help maintain sufficient equity levels.

Sub-Prime Loans and Lending. Recently, the sub-prime mortgage lending environment has experienced considerable strain from rising delinquencies and liquidity pressures. Several high profile sub-prime mortgage lenders have failed, and these failures have adversely impacted the financial markets and economy in general. These market conditions have resulted in increased scrutiny of sub-prime lending practices. Although we make and acquire loans that may be considered “sub-prime loans”, we believe that our exposure to problems in the industry is limited as a result of several factors. First, at September 30, 2009 our sub-prime loans amounted to only $2.37 million, or 7.84% of our total loans. Second, we believe that we underwrite our sub-prime loans to a higher standard than that employed by some of the more aggressive lenders. Third, we do not offer or purchase the types of sub-prime loans that are receiving the harshest criticism from regulators, commentators and Congress. Notably, as a general matter, the sub-prime loans that we originate and purchase have loan to value (“LTV”) ratios that are less than 70%, as opposed to ratios of 95% or higher allowed by many sub-prime lenders. In addition, we do not offer so-called “teaser” rate adjustable loans, low or no document or “stated income” loans. Fourth, we do not generate or purchase high volumes of sub-prime loans, so we are able to look much more closely at the ability of individual borrowers to repay their loans. In the case of purchased loans, we rely on strict purchase criteria relating to LTV ratios and documentation. Notwithstanding the foregoing, we are subject to some exposure to losses because we do carry some sub-prime loans. For example, if real estate values in our markets continue to decline and our sub-prime borrowers were to default, the collateral securing these loans might not be sufficient to fully repay the loan balances. This risk applies equally to all of our loans.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2009 was carried out under the supervision and with the participation of Management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

KH FUNDING COMPANY

Date: November 16, 2009	By:	/s/ Robert L. Harris
Robert L. Harris
President, Chief Executive Officer,
and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).